Form 10-Q/A
period 1996-04-28
PAMIDA INC /DE/
filed 1996-07-31
CIK 808304

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

PART II - OTHER INFORMATION


Items 1-6:  None

Item 7:

  (a)  None
  (b)  None
  (c)  Exhibits
       Exhibit 27.  Financial Data Schedule

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




Date:     July 31, 1996           By:      /s/ Steven S. Fishman
       -------------------            -----------------------------
                                        Steven S. Fishman,
                                        Chairman of the Board, President
                                        and Chief Executive Officer


Date:     July 31, 1996           By:     /s/ Todd D. Weyhrich
       -------------------            -----------------------------
                                        Todd D. Weyhrich, Chief
                                        Accounting Officer
<PAGE9>