Form 10-Q
period 1996-07-28
PAMIDA INC /DE/
filed 1996-09-11
CIK 808304

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended July 28, 1996

Commission File Number 33-57990


                    PAMIDA INC
(Exact name of registrant as specified in its charter)


Delaware                                 47-0626426
(State or other jurisdiction of      (IRS Employer
incorporation or organization)       Identification
                                            Number)


8800 "F" Street, Omaha, Nebraska           68127
Address of principal executive offices)  (Zip Code)


                (402) 339-2400
(Registrant's telephone number, including area code)


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

Class of Common Stock               Outstanding at
                                   September 9,1996

Common Stock                         1,000 Shares

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

         PAMIDA INC. AND SUBSIDIARIES
         CONSOLIDATED BALANCE SHEETS
           (Dollars in Thousands)
                 (Unaudited)

                                   July 28,     January 28,
ASSETS:                              1996           1996
 Current assets:                  --------       --------
   Cash                           $ 11,033       $  7,298
   Accounts receivable, less
    allowance for doubtful
    accounts of $50                 15,208         11,824
   Merchandise inventories         137,036        150,837
   Property held for sale            1,965             -
   Prepaid expenses                  2,019          2,953
                                  --------       --------
      Total current assets         167,261        172,912

 Property, buildings and
  equipment, less accumulated
  depreciation and amortization
  of $57,378 and $55,464            43,775         46,371
 Leased property under capital
  leases, less accumulated
  amortization of
  $15,367 and $13,496               29,480         30,977
 Deferred financing costs            3,419          3,746
 Other assets                        8,178          4,464
                                  --------       --------
                                  $252,113       $258,470

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Current liabilities:
   Accounts payable               $ 65,206       $ 63,087
   Loan and security agreement      32,255         31,588
   Accrued compensation              3,956          5,923
   Accrued interest                  6,335          6,353
   Store closing reserve             6,072          7,818
   Other accrued expenses           11,872         10,823
   Income taxes payable              9,628          9,716
   Current maturities of
    long-term debt                   1,253          1,334
   Current obligations under
    capital leases                   1,610          1,847
                                  --------       --------
      Total current liabilities    138,187        138,489

  Long-term debt, less
   current maturities              140,388        140,411
  Obligations under capital leases,
   less current obligations         35,912         36,559
 Other long-term liabilities         2,778          4,237
 Commitments and contingencies          -              -
 Common stockholders' equity:
   Common stock, $.01 par value;
    10,000 shares authorized;
    1,000 shares issued
    and outstanding,                    -              -
   Additional paid-in capital       17,000         17,000
   Retained earnings               (82,152)       (78,226)
     Total common stockholders'   --------       --------
      equity                       (65,152)       (61,226)
                                  --------       --------
                                  $252,113       $258,470

See notes to consolidated financial statements.

         PAMIDA, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in Thousands)
                 (Unaudited)




            Three Months Ended    Six Months Ended
             July 28,July 30,     July 28,July 30,
               1996     1995        1996     1995
              --------  --------   --------  --------
Sales         $155,817  $186,953   $287,603  $340,914

Cost of goods
 sold          118,721   142,315    218,932   259,463
              --------  --------   --------  --------
Gross profit    37,096    44,638     68,671    81,451

Expenses:
 Selling,
 general and
 administrative 31,251    37,261     60,457    71,677
 Interest        6,060     6,320     12,140    12,620
              --------  --------   --------  --------
                37,311    43,581     72,597    84,297

Income (loss)
 before income
 tax provision
 (credit)         (215)    1,057     (3,926)   (2,846)

Income tax
 provision
(credit)            -        415         -     (1,451)
              --------  --------   --------  --------
Net income
(loss)        $   (215) $    642   $ (3,926) $ (1,395)

See notes to consolidated financial statements.


        PAMIDA, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CASH FLOWS
         (Dollars in Thousands)
              (Unaudited)
                                  Six Months Ended
                                  July 28,    July 30,
                                   1996        1995
                                  --------   --------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net loss                         $ (3,926)  $ (1,395)
 Adjustments to reconcile
  net loss to net cash
  provided by (used in)
  operations:
 Depreciation and amortization
  of fixed assets and
  intangibles                        5,462      7,622
     Provision for LIFO inventory
      valuation                        300        500
      Gain on disposal of assets       (28)      (793)
      Decrease in store closing
       reserve                      (3,365)        -
      (Increase) decrease in
       merchandise inventories      13,501     (5,506)
      Increase in other operating
       assets                       (3,262)    (2,506)
      Increase in accounts payable   2,119      6,913
      Decrease in other operating
       liabilities                    (864)    (5,293)
        Total adjustments           13,863        937
         Net cash provided by (used
         in) operating activities    9,937       (458)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures              (3,148)    (3,357)
  Construction notes receivable     (3,022)        -
  Proceeds from disposal of assets      28        852
  Assets acquired for sale, net        253         -
  Other                                  8          7
        Net cash used in
         Investing activities       (5,881)    (2,498)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under loan and
   security agreement, net            667       6,000
  Principal payments on capital
   lease obligations                 (884)     (1,042)
  Principal payments on
   long-term debt                    (104)        (94)
  Payments for deferred
   finance costs                       -          (13)
       Net cash provided by (used
        in) financing activities     (321)      4,851

Net increase in cash                3,735       1,895
Cash at beginning of year           7,298       7,059

Cash at end of period           $  11,033   $   8,954

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
(1)  Cash paid (received)
     during the period for:
      Interest                  $  12,158   $  12,561
      Income taxes:
       Payments to taxing
        authorities                   257       3,448
       Payments to Pamida
       Holdings Corporation
        for benefit of loss
        from operations                -          158
       Refunds received from
        taxing authorities           (169)        (71)

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITY:
 Capital lease obligations
  incurred when the Company
  entered lease agreements for
  new store facilities                 -     $  3,050

See notes to consolidated financial statements.

         PAMIDA INC. AND SUBSIDIARIES
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JULY 28, 1996 AND JULY 30, 1995
               (Unaudited)
          (Dollars in Thousands)



1.Management Representation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature.
Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by Pamida Inc. (the
"Company") and additional footnotes are reflected in the consolidated financial statements contained in the Form 10-K Annual Report of the Company for the fiscal year ended January 28, 1996.

2.Inventories

Substantially all inventories are stated at the lower of cost (last-in, first-out) or market.
Total inventories would have been higher at July 28, 1996 and January 28, 1996 by $6,000 and
$5,700 respectively, had the FIFO (first-in, first-out) method been used to determine the cost of all inventories. Quarterly LIFO inventory determinations reflect assumptions regarding fiscal year-end inventory levels and the estimated impact of annual inflation.

3.Related Party Transactions

In March and June 1995 the Company paid $79 to
Pamida Holdings Corporation (Holdings) to enable
Holdings to make dividend payments to preferred stockholders. No such payments have been made during fiscal 1997.


4.Reclassifications

Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands)


The following is management's discussion and analysis of certain significant factors which have affected the Company's results of operations and financial condition for the periods included in the accompanying consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth an analysis of various components of the Consolidated Statements of Operations as a percentage of sales for the three and six months ended July 28, 1996 and July
30, 1995:

                              Three Months Ended      Six Months Ended
                             July 28,   July 30,     July 28,   July 30,
                               1996       1996         1996       1996
                             -------    -------      -------    -------
Sales                         100.0%     100.0%       100.0%     100.0%
Cost of goods sold             76.2%      76.1%        76.1%      76.1%
                             -------    -------      -------    -------
Gross Profit                   23.8%      23.9%        23.9%      23.9%
Selling, general and
  administrative expenses      20.0%      19.9%        21.0%      21.0%
                             -------    -------      -------    -------
Operating income                3.8%       4.0%         2.9%       2.9%
Interest expense                3.9%       3.4%         4.2%       3.7%
                             -------    -------      -------    -------
Income (loss) before income
  tax provision (credit)       -0.1%       0.6%        -1.3%      -0.8%
Income tax provision (credit)   -         -0.3%         -         -0.4%
                             -------    -------      -------    -------
Net income (loss)              -0.1%       0.3%        -1.3%      -0.4%
                             =======    =======      =======    =======


Sales - During the second quarter and first six months of fiscal 1997, sales in comparable stores decreased $7,293 or 4.8% and $7,369 or 2.7%, respectively. Comparable store sales for the second quarter of fiscal 1997 continued to be affected by the slowed warehouse distributions to stores as a result of the warehouse management system implementation initiated in the first quarter of fiscal 1997 and the fact that last year's sales included low-margin clearance sales which did not reoccur this year. Installation of the warehouse management system was largely completed in August
1996, thereby enabling the company to produce positive comparable store sales in August.

The Company experienced a decrease in total sales for the second quarter and first six months of fiscal 1997 due primarily to the closing of forty stores as of the end of fiscal 1996 in unprofitable or highly competitive markets which did not fit the Company's niche market strategy. Sales for the second quarter of fiscal 1997 decreased by $31,136 or 16.7% compared to sales for the second quarter of fiscal 1996. Similarly, sales for the first six months of fiscal 1997 decreased by $53,311 or 15.6%.





ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands)
(Continued)

The Company experienced comparable store sales increases in the second quarter of fiscal 1997 in several merchandise categories, especially the pharmacy prescriptions, junior apparel and ready-to-wear areas. The Company experienced sales declines in lawn and garden, sporting goods, automotive and several softlines categories.

The Company operated 144 stores at the end of the first quarter of fiscal 1997 as compared with 183 stores at the end of the first quarter of fiscal
1996 and operated 146 stores at the end of the second quarter of fiscal 1997 as compared with 181 stores at the end of the second quarter of fiscal
1996. Since July 30, 1995, the Company has opened nine stores in new markets, relocated four stores and closed forty-four stores.

Gross profit - The Company's merchandise gross profit as a percentage of sales in the first half of fiscal 1997 improved .7% as compared to the first half of fiscal 1996. However, this improvement was offset by additional labor costs necessary in the warehouse and distribution areas due to the warehouse management system implementation mentioned above.  Therefore, as a
percentage of sales, gross profit decreased slightly from 23.9% for the second quarter of fiscal 1996 to 23.8% for the second quarter of fiscal 1997. Gross profit as a percentage of sales was 23.9% for both the first half of fiscal 1997 and fiscal 1996.

Selling, general and administrative (SG&A) expense decreased $6,010 or 16.1% for the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996 and decreased $11,220 or 15.7% for the first six months of fiscal 1997 compared to the first six months of fiscal 1996. As a percentage of sales, SG&A expenses increased from 19.9% in the second quarter of fiscal 1996 to 20.0% in the second quarter of fiscal 1997 and was 21.0% for both the first six months of fiscal 1997 and fiscal
1996.

Approximately 36.8% and 14.8%, respectively, of the total decrease in SG&A expense for the second quarter of fiscal 1997 was attributable to store payroll costs, which decreased 15.2%, and store occupancy costs, which decreased 12.8%. In addition, store controllable and advertising costs decreased 18.9% and 32.3% respectively, amounting to 17.8% and 21.6%, respectively, of the total decrease in SG&A costs. All of these areas of expense were impacted by the elimination of costs related to the forty stores which were closed as of the end of fiscal 1996. These decreased costs were offset somewhat by new store pre-opening costs totaling approximately $754. Store pre-opening costs in the second quarter of fiscal 1996 totaled approximately $236. SG&A costs were also positively impacted by reduced accruals for management bonuses and the elimination of amortization of goodwill and favorable leasehold interests resulting from the write-off of the latter items in the fourth quarter of fiscal 1996.
The decreases in SG&A costs were offset by a $432 reduction in other income which was attributable primarily to one-time gains realized in fiscal 1996 primarily from the sale of idle transportation company assets.






ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands)
     (Continued)

Approximately 37.3% and 18.3%, respectively, of the total decrease in SG&A expense for the first six months of fiscal 1997 was attributable to store payroll costs, which decreased 14.9%, and store occupancy costs, which decreased 14.6%. In addition, store controllable and advertising costs decreased 16.6% and 25.6% respectively, amounting to 15.7% and 16.6%, respectively, of the total decrease in SG&A costs. These areas of expense were impacted by the elimination of costs related to the forty stores closed as of the end of fiscal 1996.
These decreased costs were somewhat offset by the new store pre-opening costs totaling approximately
$830. Store pre-opening costs in the first half of fiscal 1996 totaled approximately $362. SG&A costs were also positively impacted by reduced accruals for management bonuses and the elimination of amortization of goodwill and favorable leasehold interests resulting from the write-off of the latter items in the fourth quarter of fiscal 1996.
The decreases in SG&A costs were offset by a $1,000 reduction in other income which was attributable primarily to one-time gains realized in fiscal 1996 primarily from the sale of idle transportation company assets.

Interest expense decreased $260 or 4.1% for the
second quarter of fiscal 1997 compared to the same
period of fiscal 1996 and decreased $480 or 3.8%
for the first half of fiscal 1997 compared to the
same period of fiscal 1996.  The decrease was due
to a reduction in interest related to capital
leases, primarily as a result of the forty stores
closed as of the end of fiscal 1996.
Income tax benefit   The Company has certain
unutilized tax loss carry forwards derived primarily from prior period store closing charges.
No additional tax benefit could be recorded during either the first or second quarter of fiscal 1997.
Consequently, the net loss before taxes in fiscal
1997 was not reduced by a tax benefit. In the prior year, no such tax loss carry forwards existed, and a tax provision of $415 and a tax credit of $1,451 were recorded in fiscal 1996 for the second quarter and first six months, respectively, consistent with the Company's expected effective tax rate. Due to the amount of unutilized tax loss carry forwards available, the Company does not expect to tax-effect quarterly income or losses during the remainder of fiscal 1997. Accordingly, while the Company's earnings performance is negatively impacted by this situation in quarters with pre-tax losses, periods with pre-tax income will be positively affected.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business is seasonal with first quarter sales (February through April) being lower than sales during the other three quarters. Fourth quarter sales (November through January) have represented approximately 29% of the full year's retail sales in recent years and normally involve a greater proportion of higher margin sales.









ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands)
    (Continued)

Funds provided by operating activities were $9,937 in the first half of fiscal 1997 compared to a usage of funds of $458 in the first half of fiscal
1996. This $10,395 improvement in net cash generated by operating activities during the first half of fiscal 1997 resulted primarily from changes in inventories and other operating liabilities, offset somewhat by changes in accounts payable, net loss and store closing reserves. The Company satisfies its seasonal liquidity requirements primarily through a combination of funds provided from operations and from a revolving credit facility which provides for borrowings of up to $70,000. Effective January 19, 1996, the term of the Company's committed Loan and Security
Agreement (the Agreement) was extended by one year to March of 1998. The maximum borrowing limit of the facility was reduced at that time to $70,000 from $80,000 in line with lower expected borrowings during the remainder of the term of the Agreement, due to the elimination of over $30,000 in inventories at the forty closed stores.

Borrowings under the Agreement bear interest at a rate which is .75% per annum greater than the applicable prime rate. The amounts the Company is permitted to borrow are determined by a formula based upon the amount of the Company's eligible inventory from time to time. Such borrowings are secured by security interests in all of the current assets (including inventory) of the Company and by liens on certain real estate interests and other property of the Company. Holdings and two subsidiaries of the Company have guaranteed the payment and performance of the Company's obligations under the Agreement and have pledged some or all of their respective assets, including the stock of the Company owned by Holdings, to secure such guarantees.

The Agreement contains provisions imposing operating and financial restrictions on the Company. Certain provisions of the Agreement require the maintenance of specified amounts of tangible net worth (as defined) and working capital
(as defined) and the achievement of specified minimum amounts of cash flow (as defined). Other restrictions in the Agreement and those provided under the Indenture relating to the Senior
Subordinated Notes will affect, among other things, the ability of the Company to incur additional indebtedness, pay dividends, repay indebtedness prior to its stated maturity, create liens, enter into leases, sell assets or engage in mergers or acquisitions, make capital expenditures and make investments. These covenants currently have not had an impact on the Company's ability to fully utilize the revolving credit facility. However, certain of the covenants, such as those which restrict the ability of the Company to incur indebtedness or encumber its property or which impose restrictions on or otherwise limit the Company's ability to engage in sale-leaseback transactions, may at some future time prevent the Company from pursuing its store expansion program at the rate that the Company desires.








ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands)
(Continued)

Obligations under the Agreement were $32,255 at July 28, 1996 and $26,602 at July 30, 1995. In
previous years' financial statements, revolving borrowings under the Agreement were included in long-term debt. At January 28, 1996, the Company was required to adopt new guidance provided by the FASB's Emerging Issues Task Force in Abstract 95-
22. This Abstract requires classification of the outstanding borrowings under the Company's committed revolving credit facility as a current liability on the Company's balance sheets. As noted above, this facility expires in March of 1998, and the Company intends to refinance any outstanding balance by such date. These borrowings are senior to the Senior Subordinated Notes of the Company.

The Company had long-term debt and obligations under capital leases of $176,300 as of July 28, 1996 and $186,723 at July 30, 1995. The Company's
ability to satisfy scheduled principal and interest payments under such obligations in the ordinary course of business is dependent primarily upon the sufficiency of the Company's operating cash flow. At July 28, 1996, the Company was in compliance with all covenants contained in its various financing agreements.

The Company paid Holdings $79 during the first and second quarters of fiscal 1996 under a tax-sharing agreement to enable Holdings to pay quarterly dividends to its preferred stockholders. Since
Holdings conducts no operations of its own, the only cash requirement of Holdings relates to preferred stock dividends in the aggregate annual amount of approximately $316; and the Company is expressly permitted under its existing credit facilities to pay dividends to Holdings to fund such preferred stock dividends. However, the General Corporation Law of the State of Delaware, under which Holdings and the Company are incorporated, allows a corporation to pay a dividend only from its surplus or from the current or the prior year's earnings. Due to the retained deficit resulting from the forty store closings and the write-off of goodwill and other long-lived assets recognized in the fourth quarter of fiscal 1996, Holdings and the Company may pay dividends in fiscal 1997 and in ensuing years only to the extent that Holdings and the Company satisfy the applicable statutory standards, which includes Holding's having a net worth equal to at least the aggregate par value of the preferred stock which amounts to $2,141. The Company did not declare or pay any dividends to Holdings during the first and second quarters of fiscal 1997, and Holdings did not pay the preferred stock dividends payable on February 29, 1996, May 31, 1996 or
August 31, 1996. The cumulative dividend rate on the preferred stock increases by 0.5% per quarter
(with a maximum aggregate increase of 5%) on each quarterly dividend payment date on which the preferred stock dividends are not paid currently on a cumulative basis. Any unpaid dividends are added to the liquidation value until paid in cash. Such nonpayment of preferred stock dividends does not accelerate the redemption rights of the preferred stockholders.










ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands)
(Continued)

The Company made capital expenditures of $3,148 during the first half of fiscal 1997 compared to $3,357 during the first half of fiscal 1996. The
Company plans to open a total of eight new stores in fiscal 1997 and will consider additional opportunities for new store locations as they arise. Total capital expenditures are expected to be approximately $5,400 in fiscal 1997. The
Company expects to fund these expenditures from cash flow from 1998. its operations. The costs of buildings and land for new store locations are expected to be financed by operating or capital leases with unaffiliated landlords. The Company's expansion program will require inventory of approximately $1,000 to $1,200 for each store in a new market, which the Company expects to finance through trade credit, borrowings under the Agreement and cash flow from operations.

On a long-term basis, the Company's expansion will require continued investments in store locations, working capital and distribution and infrastructure enhancements. The Company expects to continue to finance some of these investments through leases from unaffiliated landlords, trade credit, borrowings under the Agreement and cash flow from operations, but ultimately will need to explore additional sources of funds which may include both debt (mid-term to long-term) and equity capital. Currently, it is not possible for the Company to predict with any certainty either the timing or the availability of any such additional financing.

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



PART II - OTHER INFORMATION


Items 1 -5:

None.

Item 6:

(a) Exhibits.

    - 27.0 Financial Data Schedule (EDGAR version only)

(b) None.


SIGNATURES


Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PAMIDA , INC.
            (Registrant)

Date:                         9-11-96
By:                       /s/ Steven S. Fishman
                              Steven S. Fishman, Chairman,
                              President and Chief Executive Officer


Date:                        9-11-96
By:                      /s/ Todd D. Weyhrich
                             Todd D. Weyhrich
                             Vice President - Controller