Form 10-Q
period 1996-10-27
PAMIDA INC /DE/
filed 1996-12-11
CIK 808304

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
[X]  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended October 27, 1996

Commission File Number 33-57990


                    PAMIDA, INC
(Exact name of registrant as specified in its charter)


           Delaware                                   47-0626426
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                   Identification Number)


     8800 "F" Street, Omaha, Nebraska                    68127
(Address of principal executive offices)              (Zip Code)


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

Class of Common Stock          Outstanding at December 11, 1996

    Common Stock                       1,000 Shares


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

PAMIDA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
    (Unaudited)


                                                   October 27,    January 28,
ASSETS:                                               1996          1996
  Current assets:                                   --------      --------
    Cash                                            $  9,890      $  7,298
    Accounts receivable, less allowance for
      doubtful accounts of $50                        18,521        11,824
    Merchandise inventories                          183,633       150,837
    Property held for sale                             1,854            -
    Prepaid expenses                                   3,434         2,953
                                                    --------      --------
       Total current assets                          217,332       172,912

  Property, buildings and equipment,
    less accumulated depreciation and
    amortization of $59,189 and $55,464               43,334        46,371
  Leased property under capital leases,
    less accumulated amortization
    of $16,158 and $13,496                            28,687        30,977
  Deferred financing costs                             3,302         3,746
  Other assets                                         8,500         4,464
                                                    --------      --------
                                                    $301,155      $258,470
                                                    ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current liabilities:
    Accounts payable                                $ 90,527      $ 63,087
    Loan and security agreement                       62,797        31,588
    Accrued compensation                               2,759         5,923
    Accrued interest                                   2,494         6,353
    Store closing reserve                              4,344         7,818
    Other accrued expenses                            11,768        10,823
    Income taxes payable                               9,574         9,716
    Current maturities of long-term debt                  46         1,334
    Current obligations under capital leases           1,614         1,847
                                                    --------      --------
       Total current liabilities                     185,923       138,489

  Long-term debt, less current maturities            140,376       140,411
  Obligations under capital leases,
   less current obligations                           35,425        36,559
  Other long-term liabilities                          3,270         4,237
  Commitments and contingencies                           -             -
  Common stockholders' equity:
    Common stock, $.01 par value;
     10,000 shares authorized;  1,000
     shares issued and outstanding,                       -             -
    Additional paid-in capital                        17,000        17,000
    Retained earnings                                (80,839)      (78,226)
                                                    --------      --------
      Total common stockholders' equity              (63,839)      (61,226)
                                                    --------      --------
                                                    $301,155      $258,470
                                                    ========      ========

See notes to consolidated financial statements.



PAMIDA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)
   (Unaudited)


                               Three Months Ended       Nine Months Ended
                             October 27,  October 29,  October 27, October 29,
                                1996         1995         1996         1995
                             --------     --------      --------     --------
Sales                        $151,980     $176,206      $439,583     $517,120

Cost of goods sold            115,534      133,404       334,466      392,867
                             --------     --------      --------     --------
Gross profit                   36,446       42,802       105,117      124,253

Expenses:
  Selling, general and
    administrative             28,815       36,071        89,272      107,748
  Interest                      6,318        6,612        18,458       19,232
                             --------     --------      --------     --------
                               35,133       42,683       107,730      126,980

Income (loss) before income
  tax provision (credit)        1,313          119        (2,613)      (2,727)

Income tax provision (credit)      -            33            -        (1,418)

                             --------     --------      --------     --------
Net income (loss)            $  1,313     $     86      $ (2,613)    $ (1,309)
                             ========     ========      ========     ========


See notes to consolidated financial statements.



PAMIDA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)


                                                        Nine Months Ended
                                                     October 27,  October 29,
                                                        1996           1995
                                                      --------      --------
Cash Flows From Operating Activities:
  Net loss                                             $(2,613)      $(1,309)
                                                      --------      --------
  Adjustments to reconcile net loss to net
    cash used in operations:
      Depreciation and amortization                      8,427        11,507
      Provision for LIFO inventory valuation               450           750
      Deferred retirement benefit                           -             36
      Other                                                (40)       (1,095)
      Decrease in store closing reserve                 (4,663)           -
      Increase in merchandise inventories              (33,246)      (53,803)
      Increase in other operating assets                (6,322)       (6,725)
      Increase in accounts payable                      27,440        38,978
      Decrease in other operating liabilities          ( 5,998)      (11,041)
                                                      --------      --------
        Total Adjustments                              (13,952)      (21,393)
                                                      --------      --------
          Net cash used in operating activities        (16,565)      (22,702)
                                                      --------      --------
Cash Flows From Investing Activities:

  Proceeds from disposal of fixed assets                    40         1,154
  Assets acquired for sale, net                            364            -
  Construction notes receivable                         (5,207)       (2,248)
  Capital expenditures                                  (4,521)       (6,024)
  Other                                                     12            11
                                                      --------      --------
        Net cash used in investing activities           (9,312)       (7,107)
                                                      --------      --------
Cash Flows From Financing Activities:

  Borrowings under loan and security agreement, net     31,209        35,306
  Principal payments on capital lease obligations       (1,367)       (1,572)
  Principal payments on long-term debt                  (1,323)         (142)
  Payments for deferred finance costs                      (50)          (13)
                                                      --------      --------
          Net cash provided by financing activities     28,469        33,579
                                                      --------      --------

Net increase in cash                                     2,592         3,770
Cash at beginning of year                                7,298         7,059
                                                      --------      --------
Cash at end of period                                  $ 9,890       $10,829
                                                      ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest                                           $22,317       $23,104
    Income taxes:
     Payments to taxing authorities                        312         3,477
     Payments to Pamida Holdings Corporation for benefit
        of loss from operations                             -            888

Refunds received from taxing authorities                  (170)          (72)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITY:
  Capital lease obligations incurred when
   the Company entered into lease agreements
   for new store facilities.                         $      -        $ 7,630


See notes to consolidated financial statements.



PAMIDA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED OCTOBER 27, 1996 AND OCTOBER 29, 1995
(Unaudited)
(Dollars in Thousands)



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

2.Inventories

Substantially all inventories are stated at the lower of cost (last-in, first-out) or market. Total inventories would have been higher at October 27, 1996 and January 28, 1996 by $6,150 and $5,700 respectively, had the FIFO (first-in, first-out) method been used to determine the cost of all inventories. Quarterly LIFO inventory determinations reflect assumptions regarding fiscal year-end inventory levels and the estimated impact of annual inflation.

3.Related Party Transactions

In each of March, June and September 1995, the Company paid $79, $79 and $78, respectively, to Pamida Holdings Corporation (Holdings) to enable Holdings to make dividend payments to preferred stockholders. In September and October 1995, the Company paid a total of $652 to Holdings as a reimbursement for certain tax benefits, which amount Holdings used to repurchase certain of its outstanding promissory notes and to repay to the Company certain intercompany advances. No such payments have been made during fiscal 1997.

4.Committed Revolving Loan and Security Agreement

Effective September 1, 1996, the term of the Company's committed Loan and Security Agreement (the Agreement) was extended by one additional year to March of 1999, and the Agreement was also amended to allow borrowings up to a maximum of $80,000 for the period from September 1, 1996 through December 10, 1996.

5.Reclassifications

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

RESULTS OF OPERATIONS

The following table sets forth an analysis of various components of the Consolidated Statements of Operations as a percentage of sales for the three and nine months ended October 27, 1996 and October 29, 1995:


                                    Three Months Ended  Nine Months Ended
                                     Oct.27,  Oct.29,      Oct.27,  Oct.29,
                                      1996     1995         1996     1995
                                     ------   ------       ------   ------
Sales                                100.0%   100.0%       100.0%   100.0%
Cost of goods sold                    76.0%    75.7%        76.1%    76.0%
                                     ------   ------       ------   ------
Gross profit                          24.0%    24.3%        23.9%    24.0%
Selling, general and
   administrative expenses            19.0%    20.5%        20.3%    20.8%
                                     ------   ------       ------   ------
Operating income                       5.0%     3.8%         3.6%     3.2%
Interest expense                       4.1%     3.7%         4.2%     3.7%
                                     ------   ------       ------   ------
Income (loss) before income tax
   provision (credit)                  0.9%     0.1%        (0.6%)   (0.5%)
Income tax provision (credit)            -        -            -     (0.3%)
                                     ------   ------       ------   ------
Net income (loss)                      0.9%     0.1%        (0.6%)   (0.2%)
                                     ======   ======       ======   ======

Sales - As of the end of fiscal 1996, the Company closed forty stores in unprofitable or highly competitive markets which did not fit the Company's niche market strategy. Consequently, the Company experienced a decrease in total sales for the third quarter and first nine months of fiscal 1997.
Sales for the third quarter of fiscal 1997 decreased by $24,226 or 13.8% compared to sales for the third quarter of fiscal 1996. Similarly, sales for the first nine months of fiscal 1997 decreased by $77,537 or 15.0%.

Comparable store sales during the third quarter and first nine months of fiscal 1997 decreased $3,997 or 2.7% and $10,874 or 2.6%, respectively. This decrease can be traced to a combination of factors including clearance activity, shifting of advertising break dates and the residual effects of the warehouse management system implementation discussed in the Form 10-Q filing for the second quarter of fiscal 1997.

The Company operated 149 stores at the end of the third quarter of fiscal 1997 as compared with 181 stores at the end of the third quarter of fiscal 1996. Since October 29, 1995, the Company has opened ten stores in new markets, relocated three stores and closed forty-two stores.

Gross profit - The company's merchandise gross profit as a percentage of sales improved .7% in the first nine months of fiscal 1997 and improved .6% in the the third quarter as compared to the same periods of fiscal 1996. However, this improvement was offset by additional costs in the warehouse and distribution areas during the implementation of the new warehouse management system this year, which were disclosed in the Form 10-Q for the second quarter of fiscal 1997. Accordingly, as a percentage of sales, gross profit decreased slightly from 24.3% for the third quarter of fiscal 1996 to 24.0% for the third quarter of fiscal 1997. Gross profit as a percentage of sales was 23.9% for the first nine months of fiscal 1997 and 24.0% for the first nine months of fiscal 1996.

Selling, general and administrative (SG&A) expense decreased $7,256 or 20.1% for the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996 and decreased $18,476 or 17.1% for the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996. As a percentage of sales, SG&A expense was 19.0% for the third quarter of fiscal 1997 and 20.5% for the third quarter of fiscal 1996 and was 20.3% for the first nine months of fiscal 1997 compared to 20.8% for the first nine months of fiscal 1996.

The reduction in SG&A expense for the third quarter of fiscal 1997 was primarily attributable to a 16.5% decrease in store payroll costs and a 13.2% decrease in store occupancy costs. In addition, store controllable and advertising costs decreased 20.7% and 41.6% respectively. All of these areas of expense were impacted by the elimination of costs related to the forty stores which were closed as of the end of fiscal 1996. SG&A costs were also positively impacted by reduced accruals for management bonuses and the elimination of amortization of goodwill and favorable leasehold interests resulting from the write-off of these items in the fourth quarter of fiscal 1996. The decreases in SG&A costs were offset by a $391 reduction in other income which was attributable largely to one-time gains realized in fiscal 1996 primarily from the sale of idle transportation company assets.

The reduction in SG&A expense for the first nine months of fiscal 1997 was primarily attributable to a 15.4% decrease in store payroll costs and a 14.1% decrease in store occupancy costs. In addition, store controllable and advertising costs decreased 18.1% and 31.3% respectively. These areas of expense were impacted by the elimination of costs related to the forty stores closed as of the end of fiscal 1996. SG&A costs were also positively impacted by reduced accruals for management bonuses and the elimination of amortization of goodwill and favorable leasehold interests resulting from the write-off of these items in the fourth quarter of fiscal 1996. The decreases in SG&A costs were offset by a $1,394 reduction in other income which was attributable largely to one-time gains realized in fiscal 1996 primarily from the sale of idle transportation company assets.

Interest expense decreased $294 or 4.4% for the third quarter of fiscal 1997 compared to the same period of fiscal 1996 and decreased $774 or 4.0% for the first nine months of fiscal 1997 compared to the same period of fiscal 1996. The decrease was due to a reduction in interest related to capital leases, primarily as a result of the forty stores closed as of the end of fiscal 1996, and a decrease in interest costs related to industrial development bonds which were paid off in August of 1996. These decreased costs were offset somewhat by increased costs of revolver borrowings.

Income tax benefit - No income tax expense was recorded on income in the third quarter of fiscal 1997 due to the existence of unutilized tax loss carry forwards from prior year store closing charges. Similarly, no income tax benefit was recorded on losses for the first nine months of fiscal 1997 due to the uncertainty of realization of those tax benefits. Due to the amount of unutilized tax loss carry forwards available, the Company does not expect to tax-effect quarterly income or losses for any period in fiscal 1997. In the prior year, no such tax loss carry forwards existed, and a tax expense of $33 was recorded in the third quarter of fiscal 1996 and a tax benefit of $1,418 was recorded in fiscal 1996 for the first nine months, consistent with the company's expected effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business is seasonal with first quarter sales (February through April) being lower than sales during the other three quarters. Fourth quarter sales (November through January) have represented approximately 29% of the full year's retail sales in recent years and normally involve a greater proportion of higher margin sales.

Funds used in operating activities were $16,565 in the first nine months of fiscal 1997 compared to a usage of $22,702 in the first nine months of fiscal 1996. This $6,137 reduction in net cash used by operating activities resulted primarily from changes in inventories and other operating liabilities, offset somewhat by changes in accounts payable, results of operations and store closing reserves.

The Company satisfies its seasonal liquidity requirements primarily through a combination of funds provided from operations and from the company's committed Loan and Security Agreement (the Agreement) which provides for
revolving borrowings of up to $70,000.   Borrowings under the Agreement bear
interest at a rate which is .75% per annum greater than the applicable prime rate. The amounts the Company is permitted to borrow are determined by a formula based upon the amount of the company's eligible inventory from time to time. Such borrowings are secured by security interests in all of the current assets (including inventory) of the Company and by liens on certain real estate interests and other property of the Company. Pamida Holdings Corporation (Holdings) and two subsidiaries of the Company have guaranteed the payment and performance of the company's obligations under the Agreement and have pledged some or all of their respective assets, including the stock of the Company owned by Holdings, to secure such guarantees.

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

Obligations under the Agreement were $62,797 at October 27, 1996 and $55,909 at October 29, 1995. These borrowings are senior to the Senior Subordinated Notes of the Company. The Company had long-term debt and obligations under capital leases of $175,801 as of October 27, 1996 and $189,566 at October 29, 1995. The Company's ability to satisfy scheduled principal and interest payments under such obligations in the ordinary course of business is dependent primarily upon the sufficiency of the Company's operating cash flow. At October 27, 1996, the Company was in compliance with all covenants contained in its various financing agreements.

The Company paid Holdings $79, $79 and $78, during the first, second and third quarters respectively, of fiscal 1996 under a tax-sharing agreement to enable Holdings to pay quarterly dividends to its preferred stockholders. Since Holdings conducts no operations of its own, the only cash requirement of Holdings relates to preferred stock dividends in the aggregate annual amount of approximately $315; and the Company is expressly permitted under its existing credit facilities to pay dividends to Holdings to fund such preferred stock dividends. However, the General Corporation Law of the State of Delaware, under which the Company and Holdings are incorporated, allows a corporation to declare or pay a dividend only from its surplus or from the current or the prior year's earnings. Due to the retained deficit, resulting primarily from the forty store closings and the write-off of goodwill and other long-lived assets recognized in the fourth quarter of fiscal 1996, the Company and Holdings may pay dividends in fiscal 1997 and in ensuing years only to the extent that the Company and Holdings satisfy the applicable statutory standards which includes holdings' having a net worth equal to at least the aggregate par value of the preferred stock which amounts to $2. The Company did not declare or pay any dividends to Holdings during the first three quarters of fiscal 1997, and Holdings did not declare or pay the preferred stock dividends payable on February 29, 1996, May 31, 1996, August 31, 1996 or November 30, 1996. The cumulative dividend rate on the preferred stock increases by 0.5% per quarter (with a maximum aggregate increase of 5%) on each quarterly dividend payment date on which the preferred stock dividends are not paid currently on a cumulative basis. Any unpaid dividends are added to the liquidation value until paid in cash. Such nonpayment of preferred stock dividends does not accelerate the redemption rights of the preferred stockholders.

The Company made capital expenditures of $4,521 during the first nine months of fiscal 1997 compared to $6,024 during the first nine months of fiscal 1996. The Company has opened a total of eight new stores in fiscal 1997 and will consider additional opportunities for new store locations as they arise. Capital expenditures are expected to total approximately $5,400 in fiscal 1997 and to be funded from cash flow from operations. The costs of buildings and land for new store locations are expected to be financed by operating or capital leases with unaffiliated landlords. The Company's expansion program will require inventory of approximately $1,000 to $1,200 for each store in a new market, which the Company expects to finance through trade credit, borrowings under the Agreement and cash flow from operations.

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

PART II - OTHER INFORMATION



Items 1-5:  None


Item 6:

(a)  Exhibits.

     - 10.1 Amendment No. 3 to Loan and Security Agreement among Pamida, Inc. and Seaway Importing Company, as Borrowers, Congress
        Financial Corporation (Southwest) and BankAmerica Business Credit, Inc., as Lenders, and Congress Financial Corporation (Southwest), as Agent, dated September 16, 1996

     -  10.2 Amendment No. 1 to Employment Agreement among Pamida
        Holdings Corporation, Pamida, Inc., and Steven S. Fishman dated August 29, 1996

     -  27.1 Financial Data Schedule (EDGAR version only)

(b)  Reports on Form 8-K.

     A report on Form 8-K was filed during the quarter for which this Form 10-Q is filed. Such report had a Date of Report of October 16, 1996, and related to Item 4, Changes in Registrant's Certifying Accountant. An amendment to such Form 8-K was filed on November 1, 1996.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                PAMIDA, INC.
                                                (Registrant)


                          Date:          December 11, 1996
                          By:       /s/  Steven S. Fishman
                                         Steven S. Fishman, Chairman,
                                         President and Chief Executive
                                         Officer


                          Date:          December 11, 1996
                            By:     /s/  Todd D. Weyhrich
                                         Todd D. Weyhrich
                                         Vice President - Controller