Form 10-K
period 1997-02-02
PAMIDA INC /DE/
filed 1997-05-01
CIK 808304

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


                     Annual Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934


                   For the fiscal year ended February 2, 1997
                         Commission File Number 33-57990



                                  PAMIDA, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                    47-0626426
   (State or other jurisdiction of            (IRS Employer Identification
    incorporation or organization)                      Number)

       8800 "F" Street, Omaha, Nebraska                  68127
   (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (402) 339-2400

     Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

     Securities Registered Pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                                        Outstanding at
               Class of Stock                           April 15, 1997
               --------------                           --------------
                Common Stock                             1,000 shares







                                     PART I
ITEM 1. BUSINESS.

      FORWARD-LOOKING STATEMENTS.

      This 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such statements are made in good faith by the Company pursuant to the safe-harbor provisions of the 1995 Act. In connection with these safe-harbor provisions, this 10-K contains certain forward-looking statements which reflect management's current views and estimates of future economic circumstances, industry conditions, Company performance and financial results. The statements are based on many assumptions and factors including sales results, expense levels, competition and interest rates as well as other risks and uncertainties inherent in the Company's business, capital structure and the retail industry in general. Any changes in these factors could result in significantly different results. The Company further cautions that the forward-looking information contained herein is not exhaustive or exclusive. The Company does not undertake to update any forward-looking statements which may be made from time to time by or on behalf of the Company.

      GENERAL.

      Pamida, Inc. (the "Company" or "Pamida") was incorporated in Delaware in 1980. In January 1981 the Company, which then was owned by an employee stock ownership plan (the "ESOP"), acquired substantially all of the assets and assumed substantially all of the liabilities of a Nebraska corporation which previously had carried on the mass merchandise retail business of the Company described below. The Company's predecessor had been engaged in such business since 1963, and its stock was publicly owned and listed on the New York Stock Exchange at the time of the 1981 sale to the Company.

      In July 1986 Pamida Holdings Corporation ("Holdings") acquired the stock of the Company from the ESOP, and the Company became a wholly owned subsidiary of Holdings. The only significant asset of Holdings is the common stock of the Company, and Holdings conducts no operations separate from those of the Company. An initial public offering of shares of Common Stock of Holdings occurred in September 1990, and the Common Stock of Holdings has been listed on the American Stock Exchange and publicly traded since then.

      On January 19, 1996, the Company announced its intention to close 40 stores located in unprofitable or highly competitive markets. Store closing sales began on January 29, 1996, and the Company completed all of such store closings during the second quarter of the fiscal year ended February 2, 1997. References in this Form 10-K to the "40 Closed Stores" mean such 40 stores.

      STORES.

      At February 2, 1997, Pamida operated 148 mass merchandise retail stores located in 148 small towns (having an average population of approximately 5,500) in 15 Midwestern, North Central and Rocky Mountain states. Pamida's strategic objective is to be the dominant mass merchandise retailer in the communities it serves. The Company believes that it holds the leading market position in over 80% of the communities in which its stores are located.

      Pamida stores generally are located in small towns, normally county seats, where there often is little or no competition from another major mass merchandise retailer and which the Company considers to be either too small to support more than one major mass merchandise retailer (thereby creating a potential barrier to entry by a major competitor) or too small to attract competitors whose stores generally are designed to serve larger populations. At February 2, 1997, 119 of the Company's 148 stores faced no direct local competition from other major mass merchandise retailers.

      The Company's stores average approximately 29,000 square feet of sales area and range in size from approximately 6,000 to 51,000 square feet of sales area. At February 2, 1997, Pamida's stores had an aggregate sales area of approximately 4,348,000 square feet.

      The following table indicates the states in which Pamida's stores were located as of February 2, 1997:

STATE                                                                    TOTAL
-----                                                                    -----
Minnesota.................................................................  29
Iowa......................................................................  26
Nebraska..................................................................  15
Wisconsin.................................................................  14
Michigan.................................................................   12
Ohio.....................................................................   10
Wyoming...................................................................   9
North Dakota..............................................................   7
South Dakota..............................................................   7
Montana...................................................................   7
Indiana...................................................................   4
Kansas....................................................................   3
Kentucky .................................................................   2
Illinois..................................................................   2
Missouri .................................................................   1
                                                                           ---
                                                                           148
                                                                           ===

      The following tables show the number of the Company's store openings, relocations and closings and the aggregate year-end store sales area by fiscal year since fiscal 1993:


                                                           Fiscal Year Ended
                                               1997   1996   1995   1994   1993
                                               ----   ----   ----   ----   ----
Beginning of year ...........................   144    184    173    178    178
Stores opened in new markets ................     6      7     17      8      9
Stores relocated in existing markets ........     2      3      -      -      -
Stores closed ...............................    (4)   (10)    (6)   (13)    (9)
                                               ----   ----   ----   ----   ----
End of year .................................   148    184    184    173    178
  Less 40 Closed Stores .....................          (40)
                                                       ---
                                                       144
                                                       ===

                                                         Fiscal Year Ended
                                               1997   1996   1995   1994   1993
                                               ----   ----   ----   ----   ----
Square feet of store sales area
  at year-end (in millions) ...............    4.35   5.22   5.09   4.68   4.75
Less 40 Closed Stores .....................          (1.09)
                                                      ----
                                                      4.13
                                                      ====

      Pamida regularly evaluates all of its stores and from time to time closes stores which no longer meet its standards for sales, profitability, selling area or other applicable criteria.

      STORE EXPANSION PROGRAM.

      Pamida's store expansion program is subject to the Company's ability to negotiate satisfactory leases, to the ability of prospective landlords to obtain financing for new store buildings and to various zoning, site acquisition, environmental, traffic, construction and other contingencies. Three new stores, two of which are replacement stores, are expected to commence operations this year.

      Pamida has identified numerous communities which are potential sites for the Company's prototype stores and in which Pamida believes it can achieve a leading market position, although there is no assurance that Pamida will open stores in such communities or on any particular time schedule.

      In October 1996 the Company agreed to lease a new 200,000 square foot distribution facility to be located in Lebanon, Indiana. Construction of this new facility is underway, and the facility is expected to be completed and operational during the second quarter of the current year.

      Pamida believes that its existing distribution facilities (including the new Lebanon, Indiana facility), senior and middle management staff and corporate infrastructure are sufficient to accommodate the Company's anticipated growth.

      The Company typically invests approximately $1,450,000 to $1,750,000 in a new prototype store. Such expenditures consist primarily of approximately $1,000,000 to $1,200,000 for the initial store inventory, a portion of which is financed by vendor trade credit, and approximately $450,000 to $550,000 for store fixtures and equipment. Because of the redeployment of store fixtures and equipment from the 40 Closed Stores to new stores, the Company expects store fixture and equipment expense to be limited to approximately $250,000 per new store for fiscal 1998. In most cases, building and land costs of approximately $1,450,000 to $1,750,000 per store are financed by unaffiliated developers who lease the real estate to Pamida. To expedite the construction process, Pamida occasionally may construct stores on sites which it acquires, with the expectation that it subsequently will enter into sale-leaseback transactions with respect to such stores with unaffiliated investors.

      SALES AND MERCHANDISING.

     Pamida's merchandising policy is to provide customers with one-stop family shopping convenience and to feature nationally advertised brand-name products as well as some private-label merchandise at attractive prices. Pamida operates its stores on a self-service, primarily cash-and-carry basis and runs weekly advertised promotions throughout the year. All of Pamida's stores accept bank credit cards, which accounted for 14.2% of total store sales during the fiscal year ended February 2, 1997.

      Pamida's typical customers are price-conscious families across the income spectrum. To effectively serve such customers, the Company's stores are open seven days a week for an average of at least 75 hours per week.

      Pamida's two basic merchandise divisions are softlines and hardlines. The softlines division includes men's, women's, children's and infants' clothing, footwear, accessories and jewelry. The hardlines division includes categories such as health and beauty aids, automotive accessories, housewares, cleaning supplies, hardware, paint, sporting goods, toys, stationery, small appliances and electronic items, videos, compact discs and tapes, lawn and garden supplies, linens and other domestics, cameras and accessories, pet supplies and some food and candy items.

     The Company currently owns and operates pharmacies in 41 of its larger stores, and eight of Pamida's other stores contain prescription pharmacies leased to and operated by independent pharmacists. The pharmacies have proved to be effective in building customer loyalty and attracting customers who are likely to purchase other items in addition to prescription drugs. Pamida intends, whenever feasible in light of regulatory and personnel considerations and where space permits, to include a pharmacy in each of its new prototype stores and to add pharmacies to existing stores.

      During the fiscal year ended February 2, 1997, the hardlines division accounted for approximately 72% of Pamida's total sales, while the apparel division and the pharmacies accounted for 23% and 5%, respectively, of Pamida's total sales.

      Among the methods that the Company employs to build customer loyalty and satisfaction are weekly advertised specials, competitive pricing, clean and orderly stores, friendly well-trained personnel, a liberal return policy and a wide variety of special customer services (such as wheelchairs for the elderly and handicapped, restroom facilities and water fountains, seating benches, speedy check-out lanes and expedited check cashing and raincheck and layaway processing) offered under various customer-oriented themes such as "We Care" and "We're Listening". Pamida places special emphasis on maintaining a strong in-stock position in all merchandise categories, particularly with respect to sale items.

      Pamida's business, like that of most other mass merchandise retailers, is seasonal. First quarter sales (February through April) are lower than sales during the other three fiscal quarters, while fourth quarter sales (November through January) in recent years have increased to approximately 30% of the full year's sales and normally involve a greater proportion of higher margin merchandise.

      ADVERTISING AND PROMOTION.

      The Company's extensive advertising primarily utilizes colorful weekly circulars developed by a centralized advertising department at Pamida's headquarters. Such circulars advertise brand-name and other merchandise at significant price reductions and are inserted into local newspapers or mailed directly to customers. Pamida also uses local shoppers publications and coupon books. During fiscal 1997, Pamida spent approximately $11,618,000 (net of promotional allowances provided by vendors) on advertising, which represented approximately 1.8% of fiscal 1997 sales.

      PURCHASING AND DISTRIBUTION.

      Pamida maintains a centralized buying, merchandising and store planning staff at its executive offices. The merchandising department includes two general merchandise managers, five hardlines divisional merchandise managers and three apparel divisional merchandise managers. Each of the divisional merchandise managers supervises from five to seven buyers. Members of the Company's experienced buying staff regularly attend major trade shows, visit both domestic and overseas markets and meet with vendor representatives at the Company's headquarters.

      The merchandise in the Company's stores is purchased from over 3,000 primary manufacturers and suppliers and numerous other vendors. Centralized purchasing enables Pamida to more effectively control inventory shrinkage and to take advantage of promotional programs and volume discounts offered by certain vendors. The Company continuously seeks to optimize merchandise costs, including promotional allowances offered by its suppliers. Pamida also has centralized the management of returned merchandise, which enables the Company to most effectively secure vendor credits and refunds with respect to such merchandise.

      The Company's point-of-sale data capture equipment located in its stores provides current information to Pamida's buyers to assist them in managing inventories, effecting prompt reorders of popular items, eliminating slow-selling merchandise and reducing markdowns.

      Seaway Importing Company, a wholly owned subsidiary of Pamida, Inc., imports a wide variety of merchandise, including sporting goods, pet supplies, toys, electronic items, apparel, hair care items, painting supplies, automotive items and hardware, for sale in Pamida's stores.

      During fiscal 1997, approximately 76% of Pamida's merchandise was supplied to the stores through Pamida's own distribution centers, while the remaining merchandise was supplied directly to the stores by manufacturers or distributors.

      COMPETITION.

     The mass merchandise retail business is highly competitive. The Company's stores generally compete with supermarkets, drug and specialty stores, mail order and catalog merchants and, in some communities, department stores and other mass merchandise retailers. Competitors consist both of independent stores and of regional and national chains, some of which have substantially greater resources than the Company. The type and degree of competition and the number of competitors which Pamida's stores face vary significantly by market.

     Pamida believes that the principal areas of competition in the mass merchandise retail industry are store location, price, merchandise variety and quality and customer service, although numerous other factors also affect the competitive position of any particular store. Among the methods that the Company employs to build customer loyalty and satisfaction are weekly advertised specials, competitive pricing, clean and orderly stores, friendly well-trained personnel, a liberal return policy and a wide variety of special customer services offered under themes such as "We Care" and "We're Listening".

     Pamida stores generally are located in small towns, normally county seats, where there often is little or no competition from another major mass merchandise retailer and which may be either too small to support more than one major mass merchandise retailer (thereby creating a potential barrier to entry by a major competitor) or too small to attract competitors whose stores generally are designed to serve larger populations. The Company believes that, in terms of sales, it is the leading mass merchandise retailer in over 80% of the communities in which its stores are located.

     At February 2, 1997, 119 of Pamida's 148 stores were located in communities in which there was no direct local competition from other major mass merchandise retailers. As of that date, Kmart, Alco, Wal-Mart, Target and ShopKo had stores in 16, 11, 6, 2 and 1 communities, respectively, where Pamida stores are located; however, because some of these communities have more than one of such competitors, only 29 Pamida stores face direct local competition from such retail chains. In recent years the Company's business strategy has been to focus its store expansion program on communities with less likelihood of the entry of a new major competitor, but there can be no assurance that in the future major competitors will not open additional stores in the Company's markets.

      Merchandise prices generally are established on a zone basis at Pamida's executive offices, although store managers are given discretion to adjust prices of key items to meet local competition and to match a competitor's advertised prices. Zone pricing allows the Company to establish prices at different levels in different trade territories, based primarily on competitive conditions within such territories, rather than having a uniform pricing structure throughout the entire chain. Pamida conducts a continuous program of competitor price comparisons that enables the Company to make merchandise price adjustments, when necessary, to assure that the Company maintains a competitive position.

      EMPLOYEES.

     As of February 2, 1997, Pamida had approximately 5,700 employees, of whom approximately 2,800 were full-time and 2,900 were part-time. The number of employees varies on a seasonal basis. None of Pamida's employees are represented by a labor union, and the Company believes that its relations with its employees are good.

      At February 2, 1997, the average length of service of the Company's management staff was as follows:

                                                        Average
                                                         Years
                                             Number     of Service
                                             ------     ----------
Top Management                                  2          15.3
Senior Vice Presidents and Vice Presidents     16           5.7
District Managers                              12          20.3
Pharmacy District  Supervisors                  3           4.9
Store Managers                                148          10.7
Pharmacy Managers                              41           3.1

      Pamida's human resources department is responsible for company-wide salary and wage administration, as well as all benefit-plan administration. The human resources department works closely with store operations in the development and administration of Pamida's store-level employee training programs. In addition, Pamida has an ongoing program for the development of management personnel to fill positions in all facets of the Company's operations and makes a concerted effort to identify and train potential successors for all of its key middle and senior managers.

ITEM 2.  PROPERTIES.

      At February 2, 1997, the Company owned 20 of its 148 store buildings, while its remaining 128 stores operated in leased premises. A substantial majority of the Company's leases have renewal options, with approximately 49% of the leases having unexpired current terms of five years or more. The following table provides information relating to the remaining lease terms for the Company's leased stores at February 2, 1997:

             Lease Expiring                   Number of Leased Stores
           During the Period(1)                       2/02/97

            1/97 to 12/98                                 5
            1/99 to 12/00                                 5
            1/01 to 12/02                                10
            1/03 to 12/04                                 8
              After 12/04                               100
                                                        ---
              Total                                     128
                                                        ===

---------------
(1) Includes renewal options.

      Pamida's management believes that the physical condition of the Company's stores generally is very good. All of the Company's stores are continuously updated to conform to Pamida's operating and merchandising standards.

      The Company's general offices and one of its two distribution centers are located in a 215,000 square foot building in Omaha, Nebraska, owned by the Company. This facility contains approximately 135,000 square feet of warehouse space and approximately 80,000 square feet of office space.

      Pamida's   primary   distribution   center  is  a  336,000   square   foot
"flow-through" facility situated on a 22-acre tract of land in Omaha approximately one mile from the distribution center described above. This facility, which is owned by the Company, serves primarily as a redistribution center for bulk shipments and promotional merchandise on which cost savings can be realized through quantity purchasing. Pamida also owns an additional 10-acre tract of land adjacent to such distribution center which would permit that facility to be further expanded by almost 60%.

      In October 1996, the Company agreed to lease a new 200,000 square foot distribution facility to be located in Lebanon, Indiana. Construction of this new facility currently is underway, and the facility is expected to be operational during the second quarter of the current year. This distribution facility will replace the 100,000 square foot warehouse facility previously operated by the Company in the Milwaukee, Wisconsin area, which was closed and the lease terminated in December 1996 due to eminent domain action by the City of Glendale, Wisconsin. Under the Wisconsin administrative code, Pamida has up to two years to file a claim for "Actual and Reasonable Moving Expenses" in connection with the Company's relocation to Lebanon, Indiana. The Lebanon facility also will be used as a redistribution center for bulk shipments and promotional merchandise.

      Pamida also has a warehouse facility in Omaha which contains approximately 41,000 square feet of space and is located immediately adjacent to the Company's general offices. This warehouse, which is owned by Pamida, is used for the processing of merchandise to be returned to vendors and by the advertising department in connection with its printing operations.

      In addition to its retail stores, distribution centers and warehouse facility, Pamida's tangible assets include inventories, warehouse and store fixtures and equipment, merchandise handling equipment, office and data processing equipment, motor vehicles and an airplane.

ITEM 3.  LEGAL PROCEEDINGS.

      The Company is a party to a number of lawsuits incidental to its business, the outcome of which, both individually and in the aggregate, is not expected to have a material adverse effect on the Company's operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

      The Company is a wholly owned subsidiary of Holdings. There is no market for the Company's common equity. Because the Company pays dividends on its common stock only to its parent corporation, no information is provided concerning past dividend payments or anticipated future dividend payments.

ITEM 6.  SELECTED FINANCIAL DATA.

                          PAMIDA, INC. AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA
                        (In thousands, except other data)

                                                            Fiscal Years Ended
                                      -------------------------------------------------------------------

                                      February 2,   January 28,   January 29,   January 30,   January 31,
                                        1997(1)         1996          1995          1994          1993
INCOME STATEMENT DATA:
   Sales                              $   633,189   $   736,315   $   711,019   $   656,910   $   622,941
   Gross profit                           154,090       177,688       177,367       158,906       154,695
   Selling, general and
     administrative expenses              125,086       151,063       143,551       133,887       124,195
   Operating income                        29,004        26,625        33,816        25,019        30,500
   Interest expense                        25,308        25,616        23,904        23,515        22,608
   Long-lived asset write-off                  --        78,551            --            --            --
   Store closing costs                         --        21,397            --            --            --
                                      -----------   -----------   -----------   -----------   -----------
   Income (loss) before
     provision for income taxes
     and extraordinary item                 3,696       (98,939)        9,912         1,504         7,892
   Income tax (benefit)
     provision                                 --        (6,412)        4,782         1,562         3,992
                                      -----------   -----------   -----------   -----------   -----------
   Income (loss) before
     extraordinary item                     3,696       (92,527)        5,130           (58)        3,900
   Extraordinary item                          --            --            --        (4,943)           --
                                      -----------   -----------   -----------   -----------   -----------

   Net  income (loss)                 $     3,696   $   (92,527)  $     5,130   $    (5,001)  $     3,900
                                      ===========   ===========   ===========   ===========   ===========
BALANCE SHEET DATA:
   Working capital                    $    28,645   $    33,874   $    46,684   $    41,145   $    17,047
   Total assets                           269,152       258,470       354,309       314,816       309,790
   Long-term debt                         140,364       140,411       141,745       141,938       116,632
   Obligations under capital
     leases                                33,999        36,559        43,050        35,618        37,164
   Common stockholder's
     (deficit) equity                     (57,530)      (61,226)       31,301        26,171        31,172

OTHER DATA:
   Team members                             5,700         7,200         7,200         6,100         5,900
   Number of stores                           148           184           184           173           178
   Retail square feet
     (in millions)                           4.35          5.22          5.09          4.68          4.75

(1) Represents a 53-week year.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

                           PAMIDA , INC. AND SUBSIDIARIES
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                           (Dollar amounts in thousands)


RESULTS OF OPERATIONS

Year Ended February 2, 1997 Compared to Year Ended January 28, 1996

      SALES - As discussed in Note K to the financial statements, the Company closed forty stores at the end of fiscal 1996 in unprofitable or highly competitive markets which did not fit the Company's niche market strategy. Consequently, the Company experienced a planned decrease in total sales for fiscal 1997 of $103,126 or 14.0% compared to fiscal 1996 due primarily to the reduced number of stores. During fiscal 1997 the Company opened eight new prototype stores, of which six are located in new markets and two were relocations; the Company also closed two stores, resulting in a net increase in selling area during the fiscal year of approximately 216,000 square feet (not including changes relating to the forty stores closed as of fiscal year end
1996) to a total of 4,348,000 square feet. As of February 2, 1997, the Company's store base included 35 of the Company's most recent store prototype, which represented 28.7% of the Company's total selling square feet.

      Comparable store sales during the 53-week fiscal 1997 period decreased by $8,893 or 1.5% from the 52-week fiscal 1996 period. Comparable store sales on a 53-week to 53-week basis decreased by 2.6%. Sales were affected primarily by slowed warehouse distributions to stores as a result of the implementation of a new warehouse inventory management system initiated in the first quarter of fiscal 1997. The slowed distributions caused a deterioration of merchandise in-stock positions in most of the Company's stores, resulting in lost sales. While implementation of the warehouse system was largely completed by August 1996, and in-stock positions at the stores improved thereafter, sales remained below management expectations due to reduced customer traffic continuing in the third and fourth quarters. Comparable sales also were affected during much of the year by low-margin clearance sales in fiscal 1996 which were not necessary at the same level in fiscal 1997. However, beginning late in the holiday shopping season and continuing through fiscal year end, sales improved as the Company demonstrated to customers its improved in-stock position in all product categories.

      The Company experienced substantial comparable store sales increases in fiscal 1997 in several merchandise categories, the most dramatic of which were in the pharmacy prescription, junior apparel, grocery and ready-to-wear areas. Comparable store sales gains also were generated in the hosiery, team sports, camera, stationery, health aids and bath categories. The Company experienced comparable store sales decreases in several categories. The largest dollar decreases on a comparable store basis were in the electronics, automotive, misses bottoms, men's shoes, electrical and appliance areas. Management believes that subtle adjustments made to the Company's softlines strategy at the end of fiscal 1996 to meet customer demand for a deeper selection of basic apparel had a positive impact on sales and margins in softlines during fiscal 1997.

      GROSS PROFIT - Gross profit dollars were affected by the reduced number of stores in operation during fiscal 1997 as compared to fiscal 1996. The Company's merchandise gross profit as a percentage of sales improved to 27.8% in fiscal 1997 from 26.8% in fiscal 1996. However, this improvement was diluted by additional costs related to the implementation of the new warehouse inventory management system discussed above. Warehouse costs increased to $13,457 from $11,066 last year and increased as a percent of sales to 2.1% from 1.5% last year. Delivery costs decreased to $7,637 in fiscal 1997 from $8,845 last year and amounted to 1.2% of sales in both years. Accordingly, gross profit decreased by $23,598, or 13.3%, to $154,090 in fiscal 1997 from $177,688 in fiscal 1996 but, as a percentage of sales, increased to 24.3% in fiscal 1997 from 24.1% in fiscal 1996.

      SELLING, GENERAL AND ADMINISTRATIVE expense decreased $25,977, or 17.2%, to $125,086 in fiscal 1997 from $151,063 in fiscal 1996. As a percentage of sales, selling, general and administrative expense decreased to 19.8% from 20.5% last year. This reduction was largely attributable to reductions in store level expenses. Store payroll, controllable and occupancy expenses accounted for 64.2% of the total decrease in selling, general and administrative expense and decreased by 14.5%, 17.5% and 13.9%, respectively. Selling, general and administrative expense also was positively impacted by a 28.9% reduction in advertising costs which accounted for 18.2% of the gross decrease in selling, general and administrative expense. All of these areas of expense were impacted by the elimination of costs related to the forty stores which were closed as of the end of fiscal 1996. Selling, general and administrative expense also was impacted by an 11.0% decrease in corporate general and administrative costs which accounted for 11.3% of the gross decreases in selling, general and administrative expense. The major components of this decrease were decreases in the net costs of insurance, professional fees, management bonuses and related fringe benefits.

      Selling, general and administrative expense also was positively impacted by the elimination of amortization of goodwill and favorable leasehold interests resulting from the write-off of these items in the fourth quarter of fiscal 1996. The decreases in selling, general and administrative expense were offset by a $1,246 reduction in other income which was attributable largely to one-time gains realized in fiscal 1996, primarily from the sale of idle transportation company assets.

      The Company is continuing to focus on controlling selling, general and administrative expenses. Store operating expenses as a percent of sales are anticipated to remain relatively constant in fiscal 1998. Certain expense categories are anticipated to increase somewhat as a percent of sales due to more normal clearance activity and expected increases in interest expense, information systems costs, store payroll expenses (due to federally mandated minimum wage increases) and incentive compensation. The Company expects to begin to realize operating efficiencies from systems enhancements in the warehouse and distribution areas in fiscal 1998 and in the merchandising areas beginning in the second half of fiscal 1999. Further expense leveraging is expected in future years through internal growth as well as the addition of new stores.

      INTEREST expense increased marginally by $308 or 1.2% for fiscal 1997 compared to fiscal 1996. The increase in interest expense for fiscal 1997 was attributable primarily to higher usage of the revolving line of credit. This increase was largely offset by decreased interest related to lower average outstanding capitalized lease obligations in fiscal 1997 compared to fiscal 1996.

      INCOME TAX PROVISION - The Company has deferred tax assets related to certain tax loss carryforwards which resulted from prior year store closing charges. The Company has also recorded a valuation allowance related to these assets. No provision for income taxes was recorded during fiscal 1997 as this expense served to reduce the valuation allowance. No income expense is expected to be recorded until the Company utilizes all of the tax loss carryforwards. The effective tax rate in fiscal 1996 was 6.5% and was impacted by the non-deductible amortization and write-off of goodwill and the reserves recorded to offset the deferred tax assets.

YEAR ENDED JANUARY 28, 1996 COMPARED TO YEAR ENDED JANUARY 29, 1995

      WRITE-OFF OF LONG-LIVED ASSETS AND STORE CLOSING CHARGE.

      During fiscal 1996, weak trends in the retail industry combined with increasing competition lowered the operating results of the Company. While operating results in the first three quarters of the year were behind plan, management focused on strategies to achieve its plan during the important fourth quarter season.

      During the fourth quarter, management reviewed its expectations for near- and long-term performance of the Company, revised its earnings projections and reassessed the recoverability of the Company's long-lived assets.

      As explained in Note J to the financial statements, in the fourth quarter of fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting For the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" (SFAS 121). This financial accounting standard requires the Company to perform an analysis of the recoverability of the net book value of long-lived assets. The Company analyzed cash flows on an individual store basis to assess recoverability of store level long-lived assets including allocated goodwill. As a result of this analysis, impairment totaling $27,228 on a pre-tax basis was indicated at certain stores.

      The Company also analyzed the value of its remaining goodwill and favorable leasehold interests not impaired under the store-level SFAS 121 analysis using its historical method under Accounting Principles Board Opinion No. 17 (APB 17) and determined that such remaining amounts also were impaired. The APB 17 analysis projected a fifteen-year forecast period and produced $5,186 of aggregate undiscounted adjusted net income for the Company's parent, Pamida Holdings Corporation ("Holdings"), including projected adjusted net losses for fiscal 1997 of $4,522, which included interest expense of $26,242 paid in cash and interest payable `in kind' (PIK) of $4,453, and for fiscal 1998 of $2,863, which included cash interest expense of $26,581 and PIK interest of $5,121. For fiscal 1999, Holdings projected adjusted net income of approximately $967, which included cash interest expense of approximately $26,581 and PIK interest of $5,889. Due to the uncertainty of projections beyond 1999, this level of adjusted net income was assumed to continue for each of the remaining fiscal years in the projection period. Accordingly, a non-cash pre-tax charge totaling $51,323 was recorded as indicated in Note J to the financial statements.

      Also, management's fourth quarter review of individual stores' operations and cash flows resulted in the identification of forty unprofitable or competitive market stores which did not fit the Company's niche market strategy. Consequently, a pre-tax charge totaling $21,397 was recorded at January 28, 1996 to cover the costs necessary to close these stores as indicated in Note K to the financial statements.

      SALES for fiscal 1996 increased $25,300 or 3.6% compared to fiscal 1995. Comparable store sales decreased $4,160 or 0.7%. Excluding the forty stores closed as of the end of fiscal 1996, comparable store sales increased by 0.1%. During fiscal 1996 the Company opened ten new prototype stores of which seven were located in new markets and three were relocations. The Company also closed ten stores (excluding the 40 stores identified to be closed as discussed above), resulting in a net increase in selling area of approximately 126,000 square feet. The openings and closings of stores over the last two fiscal years has resulted in a net increase in sales of $33,662.

      The modest overall sales increases were affected by weak consumer demand which was generally experienced throughout the retail industry. Management believes that the Company's geographical niche market positioning combined with its ability to distribute quality merchandise on a more timely basis tempered these generally weak retail trends. The Company experienced substantial sales increases in several merchandise categories, the most dramatic of which were in the housewares, prescriptions, junior apparel and bath and floor areas. Substantial sales gains also were generated in paper, cleaning and seasonal categories. The Company experienced sales declines in several softlines categories, primarily women's apparel.

      The initial operating results of the seven new prototype stores and three relocated prototype stores opened during fiscal 1996 exceeded the Company's original sales projections and reflected the success of the Company's niche market positioning and merchandising strategies. At fiscal year end 1996, twenty-seven new format stores were in operation, representing 14.7% of all stores and 18.3% of total Company selling square feet.

      GROSS PROFIT increased $321 or 0.2% in fiscal 1996 compared to fiscal 1995 and, as a percentage of sales, decreased from 24.9% in fiscal 1995 to 24.1% in fiscal 1996. The decline in gross profit percent in fiscal 1996 compared to fiscal 1995 was attributable primarily to the increased markdown activity which was necessary to counter sluggish customer demand during most of the year and to meet customers' pricing expectations during this difficult period for theretail industry. Markdown expense increased by 23.8% over such expense in fiscal 1995. During fiscal 1996, the Company experienced margin dollar increases due to higher sales in several merchandise categories, most notably stationery, prescriptions, bath and floor and seasonal. While the Company experienced margin dollar decreases in several softlines categories, they were concentrated primarily in the women's apparel and fashion areas.

      SELLING, GENERAL AND ADMINISTRATIVE expense increased $7,512 or 5.2% from fiscal 1995. As a percentage of sales, selling, general and administrative expense increased from 20.2% in fiscal 1995 to 20.5% in fiscal 1996. Approximately 40% of the total gross increase in selling, general and administrative expense was attributable to increases in corporate general administrative costs. Payroll and fringe benefits costs increased by approximately 13% due to the effect of a full year's salary for the merchandising, real estate and other corporate personnel added in fiscal 1995 as well as the costs related to information systems personnel added during fiscal 1996 to support the new systems implementations to enhance efficiencies in warehouse, distribution and merchandising. In addition, professional fees increased approximately 54% due primarily to information systems and strategic planning consulting costs as well as increases in legal fees related to new store construction and financing.

      In addition to the corporate general and administrative cost changes, advertising expenses as a percent of sales increased from 2.0% to 2.2% due to increases in the costs of paper and postage. This accounted for approximately 25% of the gross increase in selling, general and administrative expense. Store controllable expenses increased by 8%, which also accounted for approximately 25% of the gross increase in selling, general and administrative expense. The change in store controllable expense was due primarily to increases in the costs of security equipment rentals, charge card processing fees (due to increased credit card sales volume), utilities and inventory counting (as a result of changes in procedures to allow for detailed SKU level counts). Store controllable costs were partially reduced by decreases in supplies, travel and entertainment costs. Store fixed costs as a percent of sales increased from 2.8% to 3.0% due primarily to increases in rent expense. These increases in selling, general and administrative expense were offset in part by an increase in other income resulting primarily from the sale of idle transportation assets.

      INTEREST expense increased $1,712 or 7.2% for fiscal 1996 compared to fiscal 1995. The increase in interest expense for fiscal 1996 was attributable primarily to higher usage of the revolving line of credit in fiscal 1996 and to the higher average outstanding capitalized lease obligations in fiscal 1996 compared to fiscal 1995.

      INCOME TAX  PROVISION  - The  effective  tax rate was 6.5% in fiscal  1996 compared to 48.2% in fiscal 1995. The effective tax rate for fiscal 1996 was impacted by the non-deductible amortization and write-off of goodwill and the reserve recorded to offset the deferred tax assets. In fiscal 1995, the effective tax rate was higher than the normal statutory rates primarily as a result of non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's business is seasonal with first quarter sales (February through April) being lower than sales during the other three quarters, while fourth quarter sales (November through January) have represented approximately 30% of the full year's retail sales in recent years and normally involve a greater proportion of higher margin sales.

      The Company has satisfied its seasonal liquidity requirements primarily through a combination of funds provided from operations and from a revolving credit facility. Funds used by operating activities totaled $11,577 in fiscal
1997, and funds provided from operations totaled $4,029 in fiscal 1996 and $2,471 in fiscal 1995. The change in cash flow from operating activities from fiscal 1996 to fiscal 1997 was primarily the result of planned net increases in inventory and other operating assets and decreases in accounts payable and other operating liabilities. These decreases in cash flow were offset in part by changes in deferred income taxes. The positive change in cash flow from operating activities from fiscal 1995 to fiscal 1996 was primarily the result of net decreases in inventory and accounts payable. These increases in cash flow were offset in part by current and deferred tax payable changes, principally as a result ofthe store closing charge, the changes in profitability of the continuing operations and changes in other operating assets and liabilities.

      Effective March 17, 1997, the term of the Company's committed Loan and Security Agreement (the Agreement) was extended to March 2000 and the maximum borrowing limit of the facility was increased to $95,000 from $70,000, which had been the limit throughout fiscal 1997. Prior to March 17, 1997, borrowings under the Agreement bore interest at a rate which was 0.75% per annum greater than the applicable prime rate. Effective March 17, 1997, borrowings under the Agreement bear interest at a rate which is tied to the applicable prime rate or the London Interbank Offered Rate (LIBOR), generally at the Company's discretion. The amounts the Company is permitted to borrow are determined by a formula based upon the amount of the Company's eligible inventory from time to time. Such borrowings are secured by security interests in all of the current assets
(including inventory) of the Company and by liens on certain real estate interests and other property of the Company. Pamida Holdings Corporation ("Holdings") and two subsidiaries of the Company have guaranteed the payment and performance of the Company's obligations under the Loan and Security Agreement and have pledged some or all of their respective assets, including the stock of the Company owned by Holdings, to secure such guarantees.

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

      Obligations under the Agreement were $57,115 at February 2, 1997 and $31,588 at January 28, 1996. As noted above, this facility expires in March 2000, and the Company intends to refinance any outstanding balance by such date. Borrowings under the Agreement are senior to the Senior Subordinated Notes of the Company. The Company had long-term debt and obligations under capital leases of $174,363 at February 2, 1997 and $176,970 at January 28, 1996. The Company's ability to satisfy scheduled principal and interest payments under such obligations in the ordinary course of business is dependent primarily upon the sufficiency of the Company's operating cash flow. At February 2, 1997, the Company was in compliance with all covenants contained in its various financing agreements.

     On December 18, 1992, the promissory notes of Holdings were amended effective as of December 1, 1992 to provide that, until the obligations of the Company and Holdings under certain of the Company's credit agreements have been repaid, the quarterly interest payments on the promissory notes of Holdings will be paid in kind. The Company paid Holdings $315 in fiscal 1996 under a tax-sharing agreement to enable Holdings to pay quarterly dividends to its preferred stockholders. During fiscal 1996, Holdings received $967 from the Company under a tax-sharing agreement as a reimbursement for certain tax benefits derived by the Company. Such remittance, along with $18 from the exercise of certain Holding's stock options, was used by Holdings to redeem Subordinated Promissory Notes, to repay intercompany balances totaling $29, and to pay quarterly dividends on preferred stock. Since Holdings conducts no operations of its own, the only cash requirement of Holdings relates to preferred stock dividends in the aggregate annual amount of approximately $316; and the Company is expressly permitted under its existing credit facilities to pay dividends to Holdings to fund such preferred stock dividends. However, the General Corporation Law of the State of Delaware, under which Holdings and the Company are incorporated, allows a corporation to declare or pay a dividend only from its surplus or from the current or the prior year's earnings. Due to the accumulated deficit resulting primarily from the store closings and the write-off of goodwill and other long-lived assets recognized in the fourth quarter of fiscal 1996, Holdings and the Company did not declare or pay any cash dividends in fiscal 1997 and may pay cash dividends in ensuing years only to the extent that Holdings and the Company satisfy the applicable statutory standards which include Holdings' having a net worth equal to at least the aggregate par value of the preferred stock which amounts to $2. The cumulative dividend rate on the preferred stock increases by 0.5% per quarter (with a maximum aggregate increase of 5%) on each quarterly dividend payment date on which the preferred stock dividends are not paid currently on a cumulative basis. Any unpaid dividends are added to the liquidation value until paid in cash. Such nonpayment of preferred stock dividends does not accelerate the redemption rights of the preferred stockholders.

      The Company made capital expenditures of $4,947 in fiscal 1997 compared to $9,265 during fiscal 1996. The Company plans to open three new stores in fiscal 1998 and will consider additional opportunities for new store locations as they arise. Total capital expenditures are expected to be approximately $9,500 in fiscal 1998. The Company expects to fund these expenditures from cash flow from its operations. The costs of buildings and land for new store locations are expected to be financed by operating or capital leases with unaffiliated landlords. The Company's expansion program also will require inventory of approximately $1,000 to $1,200 for each new market store, which the Company expects to finance through trade credit, borrowings under the Agreement and cash flow from operations.

      The recent changes to the Agreement, along with expected improvements in the Company's cash flow from operations, should provide adequate resources to meet the Company's near term liquidity requirements. On a long-term basis, the Company's expansion will require continued investments in store locations, working capital and distribution and infrastructure enhancements. The Company expects to continue to finance some of these investments through leases from unaffiliated landlords, trade credit, borrowings under the Agreement and cash flow from operations but ultimately will need to explore additional sources of funds which may include capital structure changes. Currently, it is not possible for the Company to predict with any certainty either the timing or the availability of such additional financing.

INFLATION

         The Company uses the LIFO method of inventory valuation in its financial statements; as a result, the cost of merchandise sold approximates current costs. The Company's rental expense is generally fixed and, except for small amounts of percentage rents and rentals adjusted by cost-of-living increases tied to the Consumer Price Index or interest rates, has not been affected by inflation.

FORWARD-LOOKING STATEMENTS

      This management's discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such statements are made in good faith by the Company pursuant to the safe-harbor provisions of the 1995 Act. In connection with these safe-harbor provisions, this management's discussion and analysis contains certain forward-looking statements which reflect management's current views and estimates of future economic circumstances, industry conditions, company performance and financial results. The statements are based on many assumptions and factors including sales results, expense levels, competition and interest rates as well as other risks and uncertainties inherent in the Company's business, capital structure and the retail industry in general. Any changes in these factors could result in significantly different results. The Company further cautions that the forward-looking information contained herein is not exhaustive or exclusive. The Company does not undertake to update any forward-looking statements which may be made from time to time by or on behalf of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         PAMIDA , INC. AND SUBSIDIARIES
                          INDEPENDENT AUDITORS' REPORT



INDEPENDENT AUDITORS' REPORT
Board of Directors
Pamida , Inc.
Omaha, Nebraska

  We have audited the consolidated balance sheet of Pamida, Inc. ( a wholly-owned subsidiary of Pamida Holdings Corporation) and subsidiaries as of February 2, 1997, and the related consolidated statements of operations, common stockholder's equity and cash flows for each of the years ended February 2, 1997 and January 29, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated balance sheet of Pamida, Inc. and subsidiaries as of January 28, 1996, and the related consolidated statements of operations, common stockholder's equity and cash flows for the year ended January 28, 1996, were audited by other auditors, whose report, dated March 26, 1996, expressed an unqualified opinion on those statements and included an explanatory paragraph that described the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pamida, Inc. and subsidiaries as of February 2, 1997, and the results of their operations and their cash flows for each of the years ended February 2, 1997 and January 29, 1995 in conformity with generally accepted accounting principles.



/s/  DELOITTE & TOUCHE LLP

     Omaha, Nebraska
     March 7, 1997
     (March 17, 1997 as to Note E)


                          PAMIDA, INC. AND SUBSIDIARIES
                          INDEPENDENT AUDITORS' REPORT



INDEPENDENT AUDITORS' REPORT
Board of Directors
Pamida, Inc.
Omaha, Nebraska

We have audited the accompanying consolidated balance sheet of Pamida, Inc. and Subsidiaries as of January 28, 1996, and the related consolidated statements of operations, common stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pamida, Inc. and Subsidiaries as of January 28, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note J to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of."


/s/ Coopers & Lybrand L.L.P.

Chicago, Illinois
March 26, 1996


                         PAMIDA , INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Dollar amounts in thousands)



                                                           Years Ended

                                             February 2,   January 28,    January 29,
                                                1997         1996            1995
                                             (53 Weeks)    (52 Weeks)     (52 Weeks)
                                             -----------   -----------    -----------

Sales....................................    $   633,189   $   736,315    $   711,019
Cost of goods sold.......................        479,099       558,627        533,652
                                              ----------   -----------    -----------
Gross profit.............................        154,090       177,688        177,367
                                              ----------   -----------    -----------
Expenses:
   Selling, general and administrative...        125,086       151,063        143,551
   Interest..............................         25,308        25,616         23,904
   Long-lived asset write-off............             --        78,551             --
   Store closing costs...................             --        21,397             --
                                              ----------   -----------    -----------
                                                150,394        276,627        167,455
                                              ----------   -----------    -----------
Income loss before provision for income
   taxes   ..............................          3,696       (98,939)         9,912
Income tax (benefit) provision...........             --        (6,412)         4,782
                                              ----------   -----------    -----------
Net income  (loss).......................     $    3,696   $   (92,527)   $     5,130
                                              ==========   ============   ===========


                         PAMIDA , INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)



                                                                                    February 2, January 28,
                                                                                       1997        1996
ASSETS                                                                              ---------   ----------
Current assets:
   Cash .........................................................................   $   6,973    $   7,298
   Accounts receivable, less allowance for doubtful accounts of $50 in both years       6,935        9,057
   Merchandise inventories ......................................................     157,490      150,837
   Prepaid expenses .............................................................       2,993        2,953
   Property held for sale .......................................................       1,748        2,218
                                                                                    ---------    ---------
      Total current assets ......................................................     176,139      172,363
                                                                                    ---------    ---------
Property, buildings and equipment, (net) ........................................      42,403       44,153
Leased property under capital leases, less accumulated
   amortization of $14,604 and $13,496, respectively ............................      27,713       30,977
Deferred financing costs ........................................................       3,124        3,746
Other assets ....................................................................      19,773        7,231
                                                                                    ---------    ---------
                                                                                    $ 269,152    $ 258,470
                                                                                    ---------    ---------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable .............................................................   $  54,245    $  63,087
   Loan and security agreement ..................................................      57,115       31,588
   Accrued compensation .........................................................       3,860        5,923
   Accrued interest .............................................................       6,857        6,353
   Store closing reserve ........................................................       4,521        7,818
   Other accrued expenses .......................................................      10,112       10,823
   Income taxes - deferred and current payable ..................................       8,956        9,716
   Current maturities of long-term debt .........................................          47        1,334
   Current obligations under capital leases .....................................       1,781        1,847
                                                                                    ---------    ---------
      Total current liabilities .................................................     147,494      138,489
                                                                                    ---------    ---------
Long-term debt, less current maturities .........................................     140,364      140,411
Obligations under capital leases, less current obligations ......................      33,999       36,559
Other long-term liabilities .....................................................       4,825        4,237
Commitments and contingencies ...................................................          --           --
Common stockholder's equity:
  Common stock, $.01 par value; 10,000 shares authorized;
    1,000 shares issued and outstanding, respectively ...........................          --           --
   Additional paid-in capital ...................................................      17,000       17,000
   Accumulated deficit ..........................................................     (74,530)     (78,226)
                                                                                    ---------    ---------
      Total common stockholder's deficit ........................................     (57,530)     (61,226)
                                                                                    ---------    ---------
                                                                                    $ 269,152    $ 258,470
                                                                                    =========    =========


                         PAMIDA , INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                          (Dollar amounts in thousands)


                                                                                          Retained
                                                                            Additional    Earnings
                                                                Common       Paid-in    (Accumulated
                                                                Stock        Capital       Deficit)
                                                               ----------   ----------   ----------
Balance at January 30, 1994..............................      $       --   $   17,000   $    9,171
   Net income............................................              --           --        5,130
                                                               ----------   ----------   ----------
Balance at January 29, 1995..............................              --       17,000       14,301
   Net loss..............................................              --           --      (92,527)
                                                               ----------   ----------   ----------
Balance at January 28, 1996..............................              --       17,000      (78,226)
   Net income............................................              --           --        3,696
                                                               ----------   ----------   ----------
Balance at February 2, 1997..............................      $       --   $   17,000   $  (74,530)


                         PAMIDA , INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)

                                                                                    Years Ended
                                                                    ------------------------------------
                                                                   February 2,  January 28, January 29,
                                                                       1997        1996        1995
                                                                    (53 Weeks)  (52 Weeks)  (52 Weeks)
                                                                     --------    --------    --------
Cash flows from operating activities:
Net income (loss)  ..............................................   $  3,696    $(92,527)   $  5,130
                                                                    --------    --------    --------
Adjustments to reconcile net income (loss) to net
  cash from operating activities:
  Depreciation and amortization .................................     11,647      15,335      14,951
  Provision (credit) for LIFO inventory valuation ...............        874        (585)       (675)
  Provision (credit) for deferred income taxes ..................      3,305      (6,647)     (1,555)
  Gain on disposal of assets ....................................        (56)       (982)        (58)
  Stock incentive benefits ......................................         --          --          84
  Deferred retirement benefits ..................................       (125)         13          37
  Long-lived assets write-off ...................................         --      78,551          --
  Store closing costs ...........................................     (3,726)     21,397          --
  (Increase) decrease in merchandise inventories ................     (7,527)      4,532     (30,951)
  Increase in other operating assets ............................     (5,630)     (3,840)       (222)
  Increase (decrease) in accounts payable .......................     (8,842)     (6,749)      8,153
  Increase (decrease) in income taxes payable ...................     (3,250)     (4,124)      3,593
  Increase (decrease) in other operating liabilities ............     (1,943)       (345)      3,984
                                                                    --------    --------    --------
    Total adjustments ...........................................    (15,273)     96,556      (2,659)
                                                                    --------    --------    --------
    Net cash from operating activities ..........................    (11,577)      4,029       2,471
                                                                    --------    --------    --------
Cash flows from investing activities:
  Proceeds from disposal of assets ..............................        917       1,163         980
  Principal payments received on notes receivable ...............         16          15          14
  Assets acquired for sale ......................................       (391)         --          --
  Capital expenditures ..........................................     (4,947)     (9,265)    (12,888)
  Construction notes receivable .................................     (5,845)     (4,412)         --
                                                                    --------    --------    --------
    Net cash from investing activities ..........................    (10,250)    (12,499)    (11,894)
                                                                    --------    --------    --------
Cash flows from financing activities:
  Borrowings under loan and security agreement net ..............     25,527      10,986      12,417
  Principal payments on other long-term debt ....................     (1,335)       (193)       (177)
  Payments for deferred finance costs ...........................        (54)        (13)       (200)
  Principal payments on capital lease obligations ...............     (2,636)     (2,071)     (1,894)
                                                                    --------    --------    --------
    Net cash from financing activities ..........................     21,502       8,709      10,146
                                                                    --------    --------    --------
      Net (decrease) increase in cash ...........................       (325)        239         723
Cash at beginning of year .......................................      7,298       7,059       6,336
                                                                    --------    --------    --------
Cash at end of year .............................................   $  6,973    $  7,298    $  7,059
                                                                    ========    ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid (received) during the year for:
  Interest ......................................................   $ 24,804    $ 25,584    $ 23,918
  Income taxes:
    Payments to taxing authorities ..............................        386       3,622       1,785
    Payments to Pamida Holdings Corporation for
      benefit of loss from operations ..................... .....         --         967       1,631
  Refunds received from taxing authorities ......................       (442)       (231)       (672)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Capital lease obligations incurred when the Company entered
    into lease agreements for new store facilities and equipment    $     11    $    620    $  9,721
  Capital lease obligations terminated ..........................         --         154          --

                          PAMIDA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)




A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Pamida, Inc. (the "Company") became a wholly-owned subsidiary of Pamida Holdings Corporation ("Holdings") through a merger in a leveraged buy-out transaction which was consummated on July 29, 1986.

      CONSOLIDATION - The consolidated financial statements include the results of operations, account balances and cash flows of the Company and its wholly-owned subsidiaries, Seaway Importing Company ("Seaway") and Pamida Transportation Company. All material intercompany accounts and transactions have been eliminated in consolidation.

      FISCAL YEAR - All references in these financial statements to fiscal years are to the calendar year in which the fiscal year ends.

      LINE OF BUSINESS - The Company is engaged in the operation of retail discount stores in a fifteen-state Midwestern, North Central and Rocky Mountain area. Seaway imports primarily seasonal merchandise for sale to the Company. Pamida Transportation Company operated as a contract carrier for the Company until July 1995, at which time independent contractors were engaged to provide all transportation needs of the Company. Due to the similarity in nature of the Company's businesses, the Company considers itself to be a single business segment.

      CASH FLOW REPORTING - For purposes of the statement of cash flows, the Company considers all temporary cash investments purchased with a maturity of three months or less to be cash equivalents. There were no temporary investments at February 2, 1997 and January 28, 1996.

      MERCHANDISE INVENTORIES - Substantially all of the Company's inventory is stated at the lower of cost (last-in, first-out) or market.

      PROPERTY, BUILDINGS AND EQUIPMENT - Property, buildings and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives. Buildings and building improvements are generally depreciated over 8-40 years, while store, warehouse and office equipment, vehicles and aircraft equipment are generally depreciated over 3-10 years. Leasehold improvements are depreciated over the life of the lease or the estimated life of the asset, whichever is shorter.

      LEASED PROPERTY UNDER CAPITAL LEASES - Noncancellable financing leases are capitalized at the estimated fair value of the leasehold interest and are amortized on the straight-line method over the terms of the leases.

      LONG-LIVED ASSETS - When facts and circumstances indicate potential impairment, the Company evaluates the recoverability of asset carrying values, including associated goodwill, using estimates of future cash flows over remaining asset lives. When impairment is indicated, any impairment loss is measured by the excess of carrying values over fair values.

      DEFERRED FINANCING COSTS - Deferred financing costs are being amortized using the straight-line method over the terms of the issues which approximates the effective interest method.

      PRE-OPENING EXPENSES - Costs related to opening new stores are expensed as incurred.

      MANAGEMENT'S USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      RECLASSIFICATIONS - Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.

B.  MERCHANDISE INVENTORIES

      Total inventories would have been higher at February 2, 1997 and January 28, 1996 by $6,574 and $5,700, respectively, had the FIFO (first-in, first-out) method been used to determine the cost of all inventories. On a FIFO basis, net income (loss) before extraordinary item would have been $2,911, $(93,112) and $4,887, respectively, for fiscal years 1997, 1996 and 1995. During fiscal years 1997, 1996 and 1995, certain inventory quantities were reduced resulting in a liquidation of certain LIFO layers carried at costs which were lower than the cost of current purchases, the effect of which increased net income by $116, $125, and $102, respectively.

C. PROPERTY, BUILDINGS AND EQUIPMENT

      Property, buildings and equipment consists of:
                                                     Feb. 2,     Jan. 28,
                                                      1997          1996
                                                    --------     --------
      Land and land improvements .................  $  4,013     $  3,943
      Buildings and building improvements ........    22,076       21,578
        Store, warehouse and office equipment ....    59,668       55,638
        Vehicles and aircraft equipment ..........     1,513        1,578
        Leasehold improvements ...................    16,497       15,362
                                                    --------     --------
                                                     103,767       98,099
      Less accumulated depreciation
        and amortization .........................    61,364       53,946
                                                    --------     --------
                                                    $ 42,403     $ 44,153
                                                    ========     ========

D.  OTHER ASSETS

      Other assets consist of:                      Feb. 2,      Jan. 28,
                                                      1997        1996
                                                    --------     --------
      Construction notes receivable .............   $ 10,257     $  2,767
      Unamortized software costs, net ...........      7,541        3,357
      Other                                            1,975        1,107
                                                    --------     --------
                                                    $ 19,773     $  7,231
                                                    ========     ========

E. FINANCING AGREEMENTS

      Effective March 17, 1997, the term of the Company's committed Loan and Security Agreement (the Agreement) was extended to March 2000 and the maximum borrowing limit of the facility was increased to $95,000 from $70,000, which had been the limit throughout fiscal 1997. Prior to March 17, 1997, borrowings under the Agreement bore interest at a rate which was 0.75% per annum greater than the applicable prime rate. Effective March 17, 1997, borrowings under the Agreement bear interest at a rate which is tied to the applicable prime rate or the London Interbank Offered Rate (LIBOR), generally at the Company's discretion. The amounts the Company is permitted to borrow under the Agreement are determined by a formula based upon the amount of the Company's eligible inventory from time to time. Such borrowings of the Company under the Agreement are secured by security interests insubstantially all of the current assets (including inventory) of the Company and by liens on certain real estate interests and other property of the Company. Pamida Holdings Corporation and two subsidiaries of the Company have guaranteed payment and performance of the Company's obligations under the Agreement and have pledged some or all of their respective assets, including the stock of the Company owned by Holdings, to secure such guarantees.

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

      The maximum amount of borrowings under the Agreement during fiscal 1997 and 1996 was $69,256 and $63,884, respectively. The weighted average amounts of borrowings under the Agreement for fiscal 1997 and 1996 were $43,002 and $35,544, respectively; and the weighted average interest rates were 10.0% and 10.4%, respectively.

      Long-term debt consists of:`                    Feb. 2,      Jan. 28,
                                                        1997         1996
                                                      --------     --------
Senior Subordinated Notes, 11.75%,
  due March 2003 ..................................   $140,000     $140,000
Industrial development bonds, 8.5%,
  due in monthly installments through 2005 ........        411        1,745
                                                      --------     --------
                                                       140,411      141,745
Less current maturities ...........................         47        1,334
                                                      --------     --------
                                                      $140,364     $140,411
                                                      ========     ========

      As of February 2, 1997, the fair value of long-term debt was $125,364 compared to its recorded value of $140,364. The fair value of long-term debt was estimated based on quoted market values for the same or similar debt issues or rates currently available for debt with similar terms. The aggregate maturities of long-term debt in each of the next five fiscal years are as follows: 1998 - $47; 1999 - $47; 2000 - $47; 2001 - $47; and 2002 - $47.

      The Senior Subordinated Notes are unsecured and are subordinate borrowings under the Agreement. Presently, under the most restrictive debt covenants, the Company is not permitted to pay dividends on its common stock.

F.   INCOME TAXES

Components of the income tax provision (benefit) are as follows:
                                                      Years Ended
                                            --------------------------------
                                            Feb. 2,     Jan. 28,    Jan. 29,
                                              1997        1996        1995
                                            --------    --------    --------
Current:
  Federal ...............................   $ (3,436)   $   (212)   $  5,121
  State .................................        131         (23)      1,216
                                            --------    --------    --------
                                              (3,305)       (235)      6,337
                                            --------    --------    --------
Deferred:
  Federal ...............................      3,189      (5,865)       (679)
  State .................................        116        (782)       (876)
                                            --------    --------    --------
                                               3,305      (6,647)     (1,555)
                                            --------    --------    --------
Total (benefit) provision ...............   $     --    $ (6,412)   $  4,782
                                            ========    ========    ========

     The differences between the U.S. Federal statutory tax rate and the Company's effective tax rate are as follows:

                                                       Years Ended
                                           --------------------------------
                                            Feb. 2,     Jan. 28,   Jan. 29,
                                             1997        1996        1995
                                           --------    --------    --------
Statutory rate .........................       34.0%     (34.0)%       34.2%
State income tax effect ................        4.4       (1.2)         4.8
Amortization of the excess of cost
  over net assets acquired .............         --       24.8          7.9
Valuation allowance ....................      (39.5)       3.8          0.1
Other ..................................        1.1        0.1          1.2
                                           --------    --------    --------
                                                0.0%      (6.5)%       48.2%
                                           ========    ========    ========

           Significant   temporary  differences  between  reported  and  taxable
earnings that give rise to deferred tax assets and liabilities were as follows:

                                                      Feb. 2,     Jan. 28,
                                                        1997        1996
                                                      --------    --------
Net current deferred tax liabilities:
  Inventories................ .....................   $ 15,302    $ 13,681
  Valuation allowance..............................         --       3,869
  Prepaid insurance................................        210         514
  Other............................................        453         366
  Supplier allowances..............................        (41)         --
  Post employment health costs.....................       (189)       (237)
  Accrued expenses.................................       (941)     (1,300)
  Store closing costs..............................     (2,570)     (7,159)

  Net current deferred tax liabilities.............     12,224       9,734
                                                      --------    --------
Net long-term deferred tax liabilities:
  Property, buildings and equipment................      2,862       3,109
  Other............................................      1,436         438
  Valuation allowance..............................      2,410           5
  Capital loss carryforward........................         --          (5)
  Capital leases...................................     (3,089)     (2,602)
  Tax benefit carryforward.........................     (1,859)         --
                                                      --------    --------
    Net long-term deferred tax liabilities ........      1,760         945
                                                      --------    --------
Net total deferred tax liabilities................    $ 13,984    $ 10,679
                                                      ========    ========

      Net long-term deferred tax liabilities are classified with other long-term liabilities in the consolidated balance sheets of the Company. As of February 2, 1997 the Company had tax credit carryforwards totaling $1,973 which expire in 2006 through 2011.

G. LEASES

      The majority of store facilities are leased under noncancelable leases. Substantially all of the leases are net leases which require the payment of property taxes, insurance and maintenance costs in addition to rental payments. Certain leases provide for additional rentals based on a percentage of sales and have renewal options for one or more periods totaling from one to twenty years. Leases have been categorized as capital or operating leases in conformity with the definition in Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

      At February 2, 1997 the future minimum lease payments under capital and operating leases with rental terms of more than one year amounted to:

   Fiscal Year Ending                         Capital     Operating
                                                Leases      Leases
                                              ---------------------
 1998 ......................................  $  5,802    $ 10,010
 1999 ......................................     5,659       8,800
 2000 ......................................     5,442       6,879
 2001 ......................................     5,352       5,639
 2002 ......................................     5,267       5,103
 Later years ...............................    41,384      46,069
                                              --------    --------
 Total minimum obligations .................    68,906    $ 82,500
 Less amount representing interest .........    33,126    ========
                                              --------
 Present value of net minimum lease payments    35,780
 Less current portion ......................     1,781
                                              --------
 Long-term obligations .....................  $ 33,999
                                              ========

      The minimum rentals under operating leases have not been reduced by minimum sublease rentals of $191 due in the future under noncancelable subleases.

      Total rental expense related to all operating leases (including those with terms less than one year) is as follows:

                                           Years Ended
                                   -----------------------------
                                    Feb. 2,   Jan. 28,  Jan. 29,
                                      1997      1996     1995
                                    -------   -------   -------
     Minimum rentals ............   $10,938   $11,715   $ 9,585
     Contingent rentals .........       258       399       477
     Less sublease rentals ......      (735)     (852)     (918)
                                    -------   -------   -------
                                    $10,461   $11,262   $ 9,144
                                    =======   =======   =======

H. SAVINGS AND OTHER POSTEMPLOYMENT BENEFIT PLANS

      The Company has adopted a 401(k) savings plan that covers all employees who are 21 years of age with one or more years of service. Participants can contribute from 1% to 15% of their pre-tax compensation. The Company has currently elected to match 50% of the participant's contribution up to 5% of compensation. The Company's savings plan contribution expenses for fiscal years 1997, 1996, and 1995 were $770, $749, and $716, respectively.

      Prior to December 1993, the Company had agreed to continue to provide health insurance coverage and pay a portion of the health insurance premiums until age 65 for individuals who retire if the individual was eligible to participate in the plan, had attained age 55, had completed ten or more consecutive years of service and elected to continue on the Company plan. The plan is unfunded, and the Company had the right to modify or terminate these benefits. In December 1993, the Company amended the Plan to no longer offer postretirement health benefits for employees retiring after February 1, 1994.

      The components of periodic expense for postretirement benefits in fiscal 1997, 1996 and 1995 were as follows:
                                             Feb. 2,    Jan. 28,   Jan. 29,
                                              1997        1996       1995
                                             --------   --------   --------
Annual postretirement benefit expense:
  Interest cost ............................       16         32         42
Amortization of unrecognized net obligations      (44)        (6)        --
                                             --------   --------   --------
Annual postretirement benefit expense ...... $    (28)  $     26   $     42
                                             ========   ========   ========

      The accumulated postretirement benefit obligation consists of:

                                                Feb. 2,    Jan. 28,
                                                  1997       1996
                                                --------   --------
Accumulated postretirement benefit obligation   $    194   $    395
Unrecognized gain.............................       299        223
                                                --------   --------
Accrued expense...............................  $    493   $    618
                                                ========   ========

      A 5% and a 10% increase in the cost of covered health care benefits was assumed for fiscal 1997 and 1996, respectively. The rate of 5% used as of February 2, 1997 is assumed to remain level after fiscal 1997. At January 28, 1996, the 10% was assumed to decrease incrementally to 5% after five years and remain level thereafter. Assuming a 1% increase in the health care trend rate, the annual postretirement benefit expense would remain the same for fiscal 1997 and increase by $1 for fiscal 1996, and the unfunded accumulated postretirement benefit obligation would increase by $4 and $13 for fiscal 1997 and 1996, respectively. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% for both fiscal 1997 and 1996.

I.  COMMITMENTS AND CONTINGENCIES

      The Company has employment agreements with three key executive officers which expire in 2000 and 2001. In addition to a base salary, the agreements provide for a bonus to be paid if certain Company performance goals are achieved. Also, in March 1997, the Board of Directors of Holdings approved a long-term incentive compensation program in order to enhance retention of certain key members of management. Payout is tied to continued employment and future appreciation of Holding's common stock price.

      During fiscal 1996, the Company paid $967 to Holdings as a reimbursement for certain tax benefits derived by the Company. Such remittance, along with $18 from the exercise of certain Holdings stock options, was used by Holdings to redeem Subordinated Promissory Notes, to repay to the Company intercompany balances totaling $29, and to pay quarterly dividends on preferred stock totaling $315.

      In June 1994, the Company paid $1,316 to Holdings as a reimbursement for certain tax benefits derived by the Company. Such remittance was used by Holdings to make a principal payment on its outstanding promissory notes of $1,029 and to repay the Company certain intercompany advances aggregating $287.

      In connection with the Company's self insured retention of worker's compensation liabilities and future rental payments on a warehouse, on February 2, 1997, the Company had standby letters of credit outstanding totaling approximately $1,188.

J.  IMPAIRMENT OF LONG-LIVED ASSETS RECORDED IN FISCAL 1996

      During fiscal 1996, weak trends in the retail industry combined with increasing competition lowered the operating results of the Company.

      Therefore, during the fourth quarter of fiscal 1996, management reviewed its expectations for near- and long-term performance of the Company and revised its earnings projections to reflect developing and projected trends, primarily in comparable-store-sales growth, gross margins, operating expenses and interest expenses. Consequently, the recoverability of the Company's long-lived assets was also reassessed.

      In the fourth quarter of fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting For the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" (SFAS 121). This financial accounting standard requires the Company to perform an analysis of the recoverability of the net book value of long-lived assets. The Company analyzed cash flows on an individual store basis to assess recoverability of store level long-lived assets including allocated goodwill.

      As a result of this analysis, impairment was indicated at certain stores, and a noncash pre-tax charge was recorded as illustrated in the table below. The impairment losses were based on fair value which was determined through discounted cash flows for the particular stores utilizing a rate commensurate with the associated risks. The effect of this accounting change was to increase the net loss for the year by $24,693.

      The Company also analyzed the value of its remaining goodwill and favorable leasehold interests not impaired under the store-level SFAS 121 analysis using its historical method under Accounting Principles Board Opinion No. 17 (APB 17) and determined that such remaining amounts also were impaired. For this analysis the value of the goodwill and favorable leasehold interests was determined by projecting aggregate net income and adjusting it by adding back amortization of intangible assets. With respect to the projections of net income used to evaluate intangible assets impairment, management made several assumptions in projecting their best estimate of the results of future operations of the Company. The most significant assumptions were an estimated remaining useful life of goodwill of fifteen years, modest annual comparable store sales growth, gross margin rates consistent with those experienced over the past fiscal year in the stores not being closed, an annual expense escalation consistent with recent inflation trends and the ability to refinance debt maturities as they come due.

      These assumptions resulted in aggregate undiscounted adjusted net income of Holdings for the fifteen-year forecast period of approximately $5,186, which reflects aggregate pre-tax interest expense of approximately $398,000 payable in cash and, at the Holdings level, $86,000 payable "in kind" (PIK). The $5,186 of aggregate adjusted net income for the fifteen-year forecast period also reflected projected adjusted net losses for Holdings for fiscal 1997 of $4,522, which included cash interest expense of $26,242 and PIK interest of $4,453, and for fiscal 1998 of $2,863, which included cash interest expense of $26,581 and PIK interest of $5,121. For fiscal 1999, Holdings projected adjusted net income of approximately $967, which included cash interest expense of approximately $26,581 and PIK interest of $5,889. Due to the uncertainty of projections beyond 1999, this level of adjusted net income was assumed to continue for each of the remaining fiscal years in the projection period. As a result of this evaluation in fiscal 1996, management concluded that the remaining goodwill and favorable leasehold interests were fully impaired.

      Pre-Tax Components of Long-Lived Asset Write-Off As Reflected in the Statement of Operations for the year ended January 28, 1996:

                                         SFAS       APB
                                          121       17       Total
                                       -------   -------   -------
Goodwill ...........................   $20,607   $49,406   $70,013
Favorable leasehold interests ......     4,245     1,917     6,162
Property, buildings and equipment ..     2,376        --     2,376
                                       -------   -------   -------
Total ..............................   $27,228   $51,323   $78,551
                                       =======   =======   =======

      The goodwill was originally recorded in July 1986 when The Company was acquired by Pamida Holdings Corporation through a leveraged buy-out and represented the excess of the purchase price over the fair value of the net assets acquired. Goodwill had been amortized on a straight-line basis over a forty-year period but, due to the trends cited above, its estimated remaining useful life was adjusted to fifteen years during the fourth quarter of fiscal 1996.

K.  STORE CLOSINGS IN FISCAL 1996

      As discussed in Note J above, the Company's operating performance during fiscal 1996 was below plan. Management's analysis of individual stores' operations and cash flows resulted in the identification of forty unprofitable or competitive market stores which did not fit the Company's niche market strategy. Consequently, a charge was recorded at January 28, 1996 as indicated below to cover the costs necessary to close these stores. The Company received positive net cash flow from closing the stores due to cash generated from the disposition of related inventories. The amounts the Company will ultimately realize from the disposal of assets or pay on the resolution of liabilities may differ from the estimated amounts utilized in arriving at the income statement effect.

                                                          Income
                                                         Statement
                                                          Effect
Pre-Tax Components of fiscal 1996 Store Closing Costs:   ---------
  Real estate exit costs and write-off of property,
    buildings, and equipment .........................   $11,455
  Inventory liquidation ..............................     9,080
  Professional charges ...............................       314
  Severance and other costs and fees .................       548
                                                         -------
  Totals .............................................   $21,397
                                                         =======

      The store closing reserve balance as of January 28, 1996 included amounts related to real estate, inventory, severance, professional fees and other costs of closing the forty stores. The liquidation of the closing stores inventory was completed in the second quarter of fiscal 1997. All known ancillary costs of the store closings have been paid except those related to the remaining real estate. During fiscal 1997, the Company negotiated settlements on twenty closed store properties which had been leased, two which have been subleased, and sold four closed store properties which had been owned. As of February 2, 1997, the Company remains liable for lease obligations on twelve closed store properties and owns four closed store properties. The Company anticipates that final disposition of the remaining obligations and properties will be completed in fiscal 1999. There were no adjustments made during fiscal 1997 to the store closing reserve other than cash inflows and outflows related to the store closings.


The store closing reserve is presented in the balance sheets as follows:

                                                 Feb. 2,   Jan. 28,
                                                  1997      1996
                                                 -------   -------
Store closing reserve (short-term) ...........   $ 4,521   $ 7,818
Amount included in other long-term liabilities     2,190     2,619
                                                 -------   -------
Total ........................................   $ 6,711   $10,437
                                                 =======   =======

L.  SUPPLEMENTAL FINANCIAL INFORMATION - CAPITALIZATION OF PAMIDA
      HOLDINGS CORPORATION

The capitalization of Pamida Holdings Corporation is as follows:

                                                        1997        1996
Long-term debt:                                       --------    --------
  Senior promissory notes, 15.5%, due in 2003,
    interest paid in kind quarterly, unsecured ....   $  4,926    $  4,231
  Subordinated promissory notes, 16%, due in 2003,
    interest paid in kind quarterly, unsecured ....     13,454      11,500
  Junior subordinated promissory notes, 16.25%,
    net of unamortized discount of $878 and $1,038,
    due in 2003, interest paid in kind quarterly,
    unsecured .....................................      9,256       7,604
                                                      --------    --------
                                                        27,636      23,335
                                                      --------    --------
Preferred stock subject to mandatory redemption:
  Senior cumulative preferred stock, 16.25%,
    $1 par value; 514 shares authorized,
    issued and outstanding ........................        514         514
  Junior cumulative preferred stock, 14.25%, $1
    par value, 6,986 shares authorized; 1,627
    shares issued and outstanding; redemption
    amount of $1,627 less unamortized discount ....      1,361       1,312
                                                      --------    --------
                                                         1,875       1,826
                                                      --------    --------
Common stockholders' equity:
  Common stock, $.01 par value; 10,000,000
    shares authorized; 5,004,942 shares issued
    and outstanding in both years .................         50          50
  Additional paid-in capital ......................        968         968
  Retained deficit ................................    (88,321)    (87,134)
                                                      --------    --------
                                                       (87,303)    (86,116)
                                                      --------    --------
     Total capitalization .........................   $(57,792)   $(60,955)
                                                      ========    ========





           The promissory notes were amended effective December 1, 1992 to provide that until the obligations of Holdings and the Company under the certain credit agreement have been paid in full the quarterly interest payments on the notes will be paid in kind by increasing the principal amount of each note on the applicable quarterly payment date by the amount of accrued interest then being paid in kind. Interest on the notes paid in kind accrues at a rate which, in each case, is two percentage points higher than the applicable cash interest rate.

        Both series of preferred stock provide for mandatory redemption in 2001 at a price per share not to exceed the liquidation value which is $1,000 per share. Subject to certain loan restrictions, there are also optional redemption provisions available at the discretion of Holdings. The original fair value of the junior cumulative preferred stock is less than the redemption value and is therefore being increased by periodic accretions of the difference between fair value and redemption value. Both series of preferred stock are nonvoting and call for payment of dividends on a quarterly basis. Any unpaid dividends are added to the liquidation value until paid. Certain limitations on the payment of dividends are discussed in Note J.



M.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

           The following is a summary of the quarterly results of operations for the years ended February 2, 1997 and January 28, 1996:

                          April 28,     July 28,    October 27,   February 2,
Fiscal 1997                 1996         1996           1996          1997         Year
                        -----------   -----------   -----------   -----------   -----------
Sales                   $   131,786   $   155,817   $   151,980   $   193,606   $   633,189

Gross profit            $    31,575   $    37,096   $    36,446   $    48,973   $   154,090

Net (loss) income       $    (3,711)  $      (215)  $     1,313   $     6,309   $     3,696


                         April 30,     July 30,     October 29,   January 28,
Fiscal 1996                1995          1995          1995          1996          Year
                        -----------   -----------   -----------   -----------   -----------
Sales                   $   153,961   $   186,953   $   176,206   $   219,195   $   736,315

Gross profit            $    36,813   $    44,638   $    42,802   $    53,435   $   177,688

Net (loss) income       $    (2,037)  $       642   $        86   $   (91,218)  $   (92,527)

           Fourth quarter fiscal 1997 net income was unfavorably impacted by a LIFO provision of $424 while the fourth quarter fiscal 1996 net income was favorably impacted by a LIFO benefit of $1,335.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      The information required by this item has been previously reported in the Form 8-K Current Report of the Company dated October 16, 1996.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors of the Company are Steven S. Fishman, Frank A. Washburn, and George R. Mihalko. The term of office of the directors of the Company is for one year and until their respective successors are elected. Messrs. Fishman and Washburn have been directors of the Company since 1993. Mr. Mihalko has been a director of the Company since May 1996. Messrs. Fishman, Washburn, and Mihalko receive no compensation other than their regular compensation as officers and employees of the Company for serving as directors of the Company.

      Set forth below are the names, ages and positions with the Company of the directors and executive officers of the Company:

      NAME                   AGE                 POSITION
      ----                   ---                 --------
Steven S. Fishman            46         Chairman of the Board, Chief
                                        Executive Officer, President
                                        and Director

Frank A. Washburn            48         Executive Vice President-Chief
                                        Operating Officer and Director

George R. Mihalko            42         Senior Vice President, Chief
                                        Financial Officer, Treasurer
                                        and Director

Stephen D. Robinson          42         Senior Vice President-General
                                        Merchandise Manager (Hardlines)

Donald Hendricksen           46         Senior Vice President-Store
                                        Operations

Paul L. Knutson              39         Senior Vice President -
                                        Human Resources

Kurt Streitz                 48         Senior Vice President -
                                        Chief Information Officer

     Steven S. Fishman has served as Chief Executive Officer and President of the Company since April 1993 and as Chairman of the Board of the Company since August 1993. From 1988 to March 1993, Mr. Fishman was employed by Caldor, Inc. as Senior Vice President and General Merchandise Manager-Homelines.

     Frank A. Washburn has served as Chief Operating Officer of the Company since March 6, 1997, and Executive Vice President-Corporate Operations of the Company since February 1995, having previously served as Senior Vice President - Human Resources, Real Estate and Store Development of the Company since 1993 and as Vice President - Human Resources of the Company from 1987 to 1993. Mr. Washburn joined the Company's predecessor in 1965.

     George R. Mihalko has served as Senior Vice President, Chief Financial Officer and Treasurer of the Company since September 1995. From February 1993 to September 1995, Mr. Mihalko was employed by Pier I Imports, Inc. as Vice
President and Treasurer. From July 1990 to February 1993, Mr. Mihalko was employed by Burlington Northern Railroad as Assistant Treasurer.

     Stephen D. Robinson has served as Senior Vice President-General Merchandise Manager-Hardlines of the Company since he joined the Company in September 1993. From February 1992 to September 1993, Mr. Robinson served as Vice President of Sales and Marketing for Benchmark Home Products; from January 1991 to February 1992, Mr. Robinson was employed by Caldor, Inc. as an Operating Vice President and Divisional Merchandise Manager.

     Donald Hendricksen has served as Senior Vice President-Store Operations of the Company since January 1996. From 1986 to January 1996, Mr. Hendricksen served as a Vice President and Divisional Merchandise Manager of the Company. Mr. Hendricksen joined the Company's predecessor in 1969.

     Paul L. Knutson has served as Senior Vice President - Human Resources since March 6, 1997. From July 1994 to March 6, 1997, Mr. Knutson served as Vice President - Human Resources of the Company. Mr. Knutson was Manager of Benefits, Compensation and Human Resources Information Services at Land's End from February 1992 to July 1994. Mr Knutson served as Manager of Compensation and Benefits at Pamida before February 1992. He joined the Company in 1983.

     Kurt  Streitz  has  served as Senior  Vice  President  - Chief  Information
Officer of the Company since March 6, 1997. Mr. Streitz was Principal - Organizational and Technology Transformation of Telluride Consulting Group from 1993 to 1995. He served as Vice President of Operational Development and Information Services at Arvida/JMB Partners from 1991 to 1993.

      All executive officers of the Company may be removed from their positions as such officers at any time by the board of directors of the Company. However, Messrs. Fishman, Washburn and Mihalko have employment agreements with the Company which provide for the continuation of their employment with the Company (see Item 11).

ITEM 11.  EXECUTIVE COMPENSATION.

      ANNUAL EXECUTIVE COMPENSATION.

     The following table shows the annual compensation paid by the Company for services rendered during the fiscal years ended February 2, 1997, January 28, 1996 and January 29, 1995 to the Chief Executive Officer of the Company and to certain other executive officers of the Company:


                COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS
                           SUMMARY COMPENSATION TABLE

                                                                             Long-Term
                                                                           Compensation
                                           Annual Compensation                Awards
                           ----------------------------------------------- -------------
Name and                                                        Other      Stock Options
Principal                 Fiscal                                Annual      (Number of        All Other
Position                   Year      Salary       Bonus       Compensation    Shares)       Compensation (1)

Steven S. Fishman,         1997     $506,973     $     --       $      --       25,800             $34,427
Chairman of the            1996     $444,088     $     --       $      --        2,778             $24,310
Board, President,          1995     $419,135     $239,787       $      --       75,000             $ 3,700
and Chief Executive
Officer

Frank A. Washburn,         1997     $223,127     $     --       $      --        13,000             $16,013
Executive Vice             1996     $194,281     $ 25,000       $      --        14,667             $12,877
President, Chief           1995     $134,819     $ 31,468       $      --             -             $ 3,369
Operating Officer

George R. Mihalko,         1997     $182,935     $ 15,000       $      --         6,500             $11,515
Senior Vice                1996     $ 58,385     $ 35,000       $  29,836 (3)    10,000             $ 2,856
President and
Chief Financial
Officer (2)

Stephen D. Robinson,       1997     $199,858     $ 20,000       $      --         6,500             $15,268
Senior Vice                1996     $182,358     $ 15,000       $      --        14,667             $12,071
President-General          1995     $172,896     $ 39,335       $      --            --             $ 1,010
Merchandise Manager

Donald Hendricksen,        1997     $149,281     $ 25,000       $      --         6,500              $ 7,564
Senior Vice                1996     $118,358     $     --       $      --           417              $ 8,122
President-Store
Operations (4)

----------------------
(1) All Other Compensation for fiscal 1997 consists of contributions by the Company to its 401(k) plan and 1995 Deferred Compensation Plan ($3,750 and $30,677 for Mr. Fishman, $3,123 and $12,890 for Mr. Washburn, $1,212 and
     $10,303 for Mr. Mihalko, $3,692 and $11,576 for Mr. Robinson, and $3,731 and $3,833 for Mr. Hendricksen). The Company's Deferred Compensation Plan provides for elective salary deferrals by participants (not less than 2% and not more than 10% of base salary); the Company matches a participant's deferral quarterly up to 5% of base salary and credits a participant's deferral account quarterly with an interest equivalent at the rate of 7% per annum.
(2) Mr. Mihalko became an executive officer of the Company in September 1995. Prior to that time he was not employed by the Company.
(3) $16,849 of this amount was a sign-on bonus in connection with Mr. Mihalko's initial employment by the Company, and $11,873 of this amount was reimbursement of various moving and relocation expenses.
(4) Mr. Hendricksen became an executive officer of the Company in January 1996. Information concerning his prior employment by the Company appears on a previous page of this Form 10-K.
----------------------



                        OPTION GRANTS IN LAST FISCAL YEAR
                                                                                   Potential
                                                                               Realizable Value at
                                                                                 Assumed Annual
                                                                               Rates of Stock Price
                                                                                  Appreciation
                           Individual Grants (1)                                for Option Term  (2)
--------------------------------------------------------------------------     ---------------------
                                      % of Total
                                       Options
                           Options    Granted to
                           Granted    Employees     Exercise
                         (Number of   in Fiscal       Price     Expiration
      Name                Shares)       Year         ($/Sh)        Date           5%         10%
-------------------      ----------   ----------    --------    ----------     -------     -------
Steven S. Fishman        12,000 (3)      13.8%      $2.7813      02-28-06      $20,990     $53,192
Steven S. Fishman        13,800 (4)      15.9%      $1.9375      12-11-06      $16,815     $42,613
Frank A. Washburn         6,000 (3)       6.9%      $2.7813      02-28-06      $10,495     $26,596
Frank A. Washburn         7,000 (4)       8.1%      $1.9375      12-11-06      $ 8,529     $21,615
George R. Mihalko         3,000 (3)       3.5%      $2.7813      02-28-06      $ 5,247     $13,298
George R. Mihalko         3,500 (4)       4.0%      $1.9375      12-11-06      $ 4,265     $10,808
Stephen D. Robinson       3,000 (3)       3.5%      $2.7813      02-28-06      $ 5,247     $13,298
Stephen D. Robinson       3,500 (4)       4.0%      $1.9375      12-11-06      $ 4,265     $10,808
Donald Hendricksen        3,000 (3)       3.5%      $2.7813      02-28-06      $ 5,247     $13,298
Donald Hendricksen        3,500 (4)       4.0%      $1.9375      12-11-06      $ 4,265     $10,808


(1) The options granted during fiscal 1997 were granted under the Pamida Holdings Corporation 1992 Stock Option Plan (the "Plan") by the Stock Option Committee of the Board of Directors of Holdings. Such options relate to shares of the Common Stock of Holdings, were granted at prices equal to the average of the high and low prices of such Common Stock on the American Stock Exchange on the dates of the grants, and are intended to be incentive stock options for federal income tax purposes to the extent permitted by the Internal Revenue Code of 1986.
(2) The calculations are made at the 5% and 10% rates prescribed by Securities and Exchange Commission regulation and are not intended to forecast possible future appreciation of the Common Stock of Holdings. The calculations assume the indicated annual rates of appreciation of the exercise price for ten years on a compounded basis for all of the shares covered by the option, minus the aggregate exercise price.
(3) These options become exercisable in five equal annual installments beginning February 28, 1997, subject to the terms of the Plan and the applicable stock option agreement.
(4) These options become exercisable in five equal annual installments beginning December 11, 1997, subject to the terms of the Plan and the applicable stock option agreement.
-------------------


      AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL-YEAR-END
        OPTION VALUES

                                                                Number of
                                                                 Shares            Value of
                                                                Underlying        Unexercised
                                                                Unexercised      In-the-Money
                                                                 Options at       Options at
                                                                02-02-97 (1)      02-02-97 (2)
                              Number of
                           Shares Acquired         Value        Exercisable/      Exercisable/
      Name                   on Exercise        Realized       Unexercisable(2)   Unexercisable
Steven S. Fishman                 --                 --              92,122              --
                                                                     68,400          $4,313
Frank A. Washburn                 --                 --               9,133              --
                                                                     20,200          $2,188
George R. Mihalko                 --                 --               2,600              --
                                                                     13,900          $1,094
Stephen D. Robinson               --                 --               8,533              --
                                                                     14,300          $1,094
Donald Hendricksen                --                 --               2,058              --
                                                                      5,900          $1,094

(1) All options relate to shares of the Common Stock of Holdings and were granted under the Pamida Holdings Corporation 1992 Stock Option Plan.
(2) Based upon the $2.25 market value of the underlying Common Stock of Holdings on January 31, 1997, the last day of the fiscal year on which trading in the Common Stock of Holdings occurred, minus the option exercise price for the shares covered by the option.

      EMPLOYMENT AND OTHER AGREEMENTS.

      Mr. Fishman was employed by the Company as its President and Chief Executive Officer, effective April 19, 1993, pursuant to an employment agreement having a three-year term ending on April 18, 1996. On September 22, 1995, the Company and Holdings entered into a new employment agreement with Mr. Fishman which superseded the 1993 agreement except as otherwise described in this paragraph. The term of the 1995 agreement extends through April 18, 2001. Through April 18, 1996, Mr. Fishman was entitled to receive a base salary at an annual rate of $450,000 (the rate for such period provided for in the 1993 agreement); thereafter, Mr. Fishman is entitled to receive a base salary at an annual rate of not less than $500,000 for the remaining term of the 1995 agreement. Mr. Fishman was entitled to receive an incentive bonus for fiscal 1997 under the 1995 agreement if a specified minimum earnings test was met; however, such test was not met, and Mr. Fishman received no incentive bonus for fiscal 1997. The 1995 agreement requires the Board of Directors of Holdings and Mr. Fishman to agree periodically upon incentive bonus programs for Mr. Fishman for fiscal 1998 through 2001. Mr. Fishman's fiscal 1998 incentive bonus program provides for a potential incentive bonus based upon the financial performance of Holdings and its subsidiaries on a consolidated basis and the comparable store sales performance of the Company's stores. Mr. Fishman also is entitled to customary fringe benefits under the 1995 agreement. In the event of Mr.
Fishman's death, his base salary would continue for 90 days, and his estate would be entitled to a pro rata portion of his incentive bonus (if any) for the fiscal year in which his death occurs. If Mr. Fishman's employment terminates for cause or by reason of his disability for a continuous period of six months, then he would be entitled to his base salary to the termination date, a pro rata portion of his incentive bonus (if any) for the fiscal year in which such termination occurs, and (only in the case of his disability) the continuation of certain fringe benefits until not later than his attainment of age 65. If Mr. Fishman's employment is terminated by Holdings or Pamida without cause prior to a Significant Corporate Event (as defined in the 1995 agreement), then he would be entitled to the continuation of his base salary through April 18, 2001 (less amounts which Mr. Fishman might receive from other employment), a pro rata portion of his incentive bonus (if any) for the fiscal year in which such termination occurs, the continuation of certain fringe benefits until the earlier of April 18, 2001, or his receipt of such benefits from another employer, and the equivalent of certain deferred compensation and 401(k) plan benefits which Mr. Fishman would lose as a result of his termination without cause. If the termination without cause occurs after a Significant Corporate Event, then Mr. Fishman also would be entitled to receive an incentive bonus for each of the next two 12-month periods (but not beyond April 18, 2001) in an amount equal to the average amount of the incentive bonuses (if any) which he received for the three fiscal years prior to the fiscal year during which such termination occurs. Significant Corporate Events are Holdings' ceasing to own all of the capital stock of the Company, the merger of the Company into a corporation of which Holdings' does not own a majority of the voting shares, the merger of Holdings into another corporation a majority of whose voting shares are owned by persons other than the previous majority owners of the Holdings, the acquisition by a person or group (other than 399 Venture Partners, Inc. or its affiliates) of 30% or more of the voting shares of Holdings, and a stockholder vote to dissolve the Company or dispose of all of its property and assets. The 1995 agreement also provides that Mr. Fishman is entitled to at least 12 months advance notice if Holdings and the Company do not intend to continue his employment after April 18, 2001, with at least the same base salary as then in effect and with a substantially similar incentive bonus program and fringe benefits; in the absence of such notice prior to April 18, 2000, Mr. Fishman would be entitled to certain compensation through the end of a 12-month period beginning when such notice actually is given.

      Mr. Washburn has an employment agreement with Holdings and the Company, providing for his employment as Executive Vice President and Chief Operating Officer, which became effective on March 6, 1997, and has a term of three years. The agreement provides for a base salary at an annual rate of not less than $275,000 and in other material respects is substantially identical to Mr. Fishman's 1995 agreement described above.

      Mr. Mihalko has an employment agreement with Holdings and the Company, providing for his employment as Senior Vice President and Chief Financial Officer, which became effective on March 6, 1997, and has a term of three years. The agreement provides for a base salary at an annual rate of not less than $210,000. In most other material respects, Mr. Mihalko's agreement is substantially similar to Mr. Fishman's 1995 agreement described above; however, Mr. Mihalko's agreement does not include provisions for certain bonus payments or certain continued salary payments and benefits in the event of the termination of Mr. Mihalko's employment for various reasons prior to the expiration of the three-year term or without at least 12 months' advance notice.

     Pamida has agreements with Messrs. Robinson and Hendricksen which provide in each case that if such person's employment is terminated by Pamida without cause (as defined in the agreement), then such person will be entitled to receive severance pay in an amount equal to his then current annual base salary, payable over the 12-month period following the termination and with any remaining payments reduced by any wages earned by him during such 12-month period. If Mr. Fishman is not the Chief Executive Officer of Pamida at the time of such termination, then the severance pay of Mr. Robinson will be an amount equal to twice his then current annual base salary, payable over the 24-month period following the termination and with any remaining payments reduced by any wages earned by him during such 24-month period. Mr. Robinson's current annual base salary is $195,000, and Mr. Hendricksen's current annual base salary is $145,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Holdings owns 100% of the outstanding capital stock of the Company. Its address is the same as that of the Company.


      The following table sets forth information as to each class of equity securities of Holdings beneficially owned as of March 29, 1996, by each director of the Company, by certain executive officers of the Company and by all directors and executive officers of the Company as a group:

                                               Number of
                                           Shares of Common     Percent
                                          Stock Beneficially      of
     Beneficial Owner                          Owned (1)         Class
     ------------------                   ------------------    -------
     Steven S. Fishman                        135,622 (2)        2.66%

     Frank A. Washburn                         22,233 (3)        0.44%

     George R. Mihalko                          4,675 (4)        0.09%

     Stephen D. Robinson                       33,177 (5)        0.66%

     Donald Hendricksen                         7,158 (6)        0.14%

     All directors and executive officers
       as a group (5 persons)                 208,865 (7)        4.08%
------------------

(1) Each person named in the table above has sole voting power and sole investment power with respect to the shares set forth after his or her name, except for the shares referred to in notes (2) and (4).

(2) Mr. Fishman disclaims beneficial ownership of 33,500 of these shares, which are held by him (15,500) or his wife (18,000) as custodian for his children. Mr. Fishman has the right to acquire beneficial ownership of 92,122 of these shares pursuant to currently exercisable options.

(3) Mr. Washburn has the right to acquire beneficial ownership of 9,133 of these shares pursuant to currently exercisable options.

(4) Mr. Mihalko has the right to acquire beneficial ownership of 2,600 of these shares pursuant to currently exercisable options.

(5) Mr. Robinson has the right to acquire beneficial ownership of 8,533 of these shares pursuant to a currently exercisable option. 14,100 of these shares are owned jointly by Mr. Robinson and his wife, who have shared voting and investment power with respect to such shares. Mr. Robinson disclaims beneficial ownership of 300 of these shares which are held by him as custodian for his son and 1,244 of these shares which are held in an IRA account of his wife.

(6) Mr. Hendricksen has the right to acquire beneficial ownership of 2,058 of these shares pursuant to currently exercisable options.

(7)  See notes (2) through (6) above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      None

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a)  The following documents are filed as a part of this report in Item 8:

      1.  FINANCIAL STATEMENTS.

      Pamida, Inc. and Subsidiaries

        -   Independent Auditors' Report

        - Consolidated Statements of Operations for the Years Ended February 2, 1997, January 28, 1996 and January 29, 1995

        -   Consolidated  Balance  Sheets at February  2, 1997 and  January  28,
            1996

        - Consolidated Statements of Common Stockholder's Equity for the Years Ended February 2, 1997, January 28, 1996 and January 29, 1995

        - Consolidated Statements of Cash Flows for the Years Ended February 2, 1997, January 28, 1996 and January 29, 1995

        - Notes to Consolidated Financial Statements for the Years Ended February 2, 1997, January 28, 1996 and January 29, 1995

      2.  FINANCIAL STATEMENT SCHEDULES.

            None

     All schedules of the registrant for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been disclosed in the Notes to Consolidated Financial Statements and, therefore, have been omitted.

      3.  EXHIBITS.

(2)  3.1   -  Restated Certificate of Incorporation of Pamida, Inc.

(2)  3.2   -  Second Revised By-Laws of Pamida, Inc.

(4)  4.1   -  Indenture  dated  as of  March 15,  1993,  among  Pamida,  Inc. as
                Issuer, Pamida Holdings Corporation as Guarantor, and State Street Bank and Trust Company as Trustee relating to 11 3/4% Senior Subordinated Notes due 2003 of Pamida, Inc.

(4)  4.2   -  Specimen  form  of 11 3/4% Senior  Subordinated  Note  due 2003 of
                Pamida, Inc.

(3)  10.1  -  Tax-Sharing   Agreement  dated  as  of  February  2,  1992,  among
                Pamida Holdings Corporation, Pamida, Inc., Seaway Importing company, and Pamida Transportation Company.

(4)  10.2  -  Loan and  Security  Agreement  dated  March 30, 1993, by and among
                Congress Financial Corporation (Southwest) and BA Business Credit, Inc. as Lenders, Congress Financial Corporation
                (Southwest) as Agent for the Lenders, and Pamida, Inc. and Seaway Importing Company as Borrowers.

(10) 10.3  -  Amendment  No. 1 to  Loan and  Security  Agreement,  dated January
                28, 1996, among Pamida, Inc. and Seaway Importing Company as Borrowers, Congress Financial Corporation (Southwest) as Lender and Agent and BankAmerica Business Credit as a Lender (amends
                Exhibit 10.2).

(11) 10.4  -  Amendment No. 2 to Loan and Security Agreement, dated  January 28,
                1996, among Pamida, Inc. and Seaway Importing Company as Borrowers, Congress Financial Corporation (Southwest) as Lender and Agent and BankAmerica Business Credit as a Lender (amends
                Exhibit 10.2).

(12) 10.5  -  Amendment  No. 3 to Loan  and  Security  Agreement  among  Pamida,
                Inc.  and  Seaway  Importing  Company,  as  Borrowers,  Congress
                Financial Corporation (Southwest) and BankAmerica Business Credit, Inc., as Lenders, and Congress Financial Corporation (Southwest), as Agent, dated September 16, 1996 (amends
                Exhibit 10.2).

     10.6  -  Amendment  No.  4 to  Loan  and  Security Agreement  among Pamida,
                Inc.  and  Seaway  Importing  Company,  as  Borrowers,  Congress
                Financial Corporation (Southwest) and BankAmerica Business Credit, Inc., as Lenders, and Congress Financial Corporation (Southwest), as Agent, dated January 31, 1997 (amends Exhibit 10.2).

     10.7  -  Amendment  No.  5 to  Loan  and  Security  Agreement among Pamida,
                Inc. and Seaway Importing Company, as Borrowers, Congress Financial Corporation (Southwest) and BankAmerica Business Credit, Inc., as Lenders, and Congress Financial Corporation (Southwest), as Agent, dated March 17, 1997 (amends Exhibit 10.2).

(6)  10.8  -  Pamida Holdings Corporation 1992 Stock Option Plan.

(5)  10.9  -  Employment  Agreement  dated  April 19, 1993, between Pamida, Inc.
                and Steven S. Fishman.

(8)  10.10 -  Amendment  No. 1 to Employment  Agreement,  dated January 3, 1994, between  Pamida,  Inc.  and Steven S.  Fishman  (amends  Exhibit
                10.9).

(9)  10.11 -  Amendment   No. 2 to  Employment   Agreement,  dated  January  23,
                1995,  between  Pamida,  Inc.  and  Steven  S.  Fishman  (amends
                Exhibit 10.9).

(10) 10.12 -  Employment  Agreement  dated   September  22, 1995,  among  Pamida
                Holdings Corporation, Pamida,  Inc. and Steven S. Fishman.

(12) 10.13 -  Amendment  No. 1 to  Employment  Agreement  among  Pamida Holdings
                Corporation, Pamida, Inc. , and Steven S. Fishman dated August 29, 1996 (amends Exhibit 10.12).

     10.14 -  Amendment  No. 2 to  Employment  Agreement  among Pamida  Holdings
                Corporation, Pamida, Inc., and Steven S. Fishman dated March 6, 1997 (amends Exhibit 10.12).

(13) 10.15 -  Retention and Confidentiality  Agreement  dated  August  31, 1993, between Pamida, Inc. and Stephen Robinson, Amendment thereto dated January 1995, and Second Amendment thereto dated February 21, 1996.

     10.16 -  Severance  Pay,  Confidentiality,  and  Non-Solicitation Agreement
                between  Pamida,  Inc.  and  Donald  Hendricksen  dated April 7,
                1997.

     10.17 -  Employment  Agreement  dated  as of March 6,  1997,  among  Pamida
                Holdings Corporation, Pamida, Inc., and Frank A. Washburn.

     10.18 -  Employment  Agreement  dated  as of March 6,  1997,  among  Pamida
                Holdings Corporation, Pamida, Inc., and George R. Mihalko.

     10.19 -  Long-Term  Incentive  Award Agreement dated  as of  March 6, 1997, between Pamida, Inc. and Steven S. Fishman.

     10.20 -  Long-Term  Incentive  Award  Agreement dated as of March 6,  1997, between Pamida, Inc., and Frank A. Washburn.

     10.21 -  Long-Term  Incentive  Award  Agreement dated as of March 6,  1997, between Pamida, Inc., and George R. Mihalko.

     10.22 -  Long-Term  Incentive  Award  Agreement  dated as of March 6, 1997, between Pamida, Inc., and Stephen Robinson.

     10.23 -  Long-Term  Incentive Award  Agreement dated  as of  March 6, 1997, between Pamida, Inc., and Donald Hendricksen.

(9)  10.24 -  Pamida, Inc. 1995 Deferred Compensation Plan.

(7)  22.1  -  Subsidiaries of Pamida, Inc.

-------------------------

(1) Previously filed as an exhibit to Registration Statement of Pamida Holdings Corporation on Form S-1 (Registration No. 33-35324) and incorporated herein by this reference.

(2) Previously filed as an exhibit to Registration Statement of Pamida, Inc. on Form S-l (Registration No. 33-10980) and incorporated herein by this reference.

(3) Previously filed as an exhibit to Registration Statement of Pamida, Inc. and Pamida Holdings Corporation on Form S-1 (Registration No. 33-57990) and incorporated herein by this reference.

(4) Previously filed as an exhibit to Form 10-Q Quarterly Report of Pamida Holdings Corporation (File No. 1-10619) for the period ended May 2, 1993, and incorporated herein by this reference.

(5) Previously filed as an exhibit to Form 10-Q Quarterly Report of Pamida, Inc. (File No. 33-57990) for the period ended August 1, 1993, and incorporated herein by this reference.

(6) Previously filed as an exhibit to Form 10-Q Quarterly Report of Pamida Holdings Corporation (File No. 1-10619) for the period ended August 1, 1993, and incorporated herein by this reference.

(7) Previously filed as an exhibit to Registration Statement of Pamida, Inc. on Form S-1 (Registration No. 33-57990) and incorporated herein by this reference.

(8) Previously filed as an exhibit to Form 10-K Annual Report of Pamida, Inc. for the fiscal year ended January 30, 1994, and incorporated herein by this reference.

(9) Previously filed as an exhibit to Form 10-K Annual Report of Pamida Holdings Corporation for the fiscal year ended January 29, 1995, and incorporated herein by this reference.

(10) Previously  filed as an  exhibit  to Form 10-Q  Quarterly  Report of Pamida
     Holdings   Corporation   for  the  period  ended  October  29,  1995,   and
     incorporated herein by this reference.

(11) Previously  filed as an  exhibit  to Form  10-K  Annual  Report  of  Pamida
     Holdings   Corporation   for  the  period  ended  January  28,  1996,   and
     incorporated herein by this reference.

(12) Previously  filed as an  exhibit  to Form 10-Q  Quarterly  Report of Pamida
     Holdings   Corporation   for  the  period  ended  October  27,  1996,   and
     incorporated herein by this reference.

(13) Previously filed as an exhibit to Form 10-K Annual Report of Pamida, Inc. for the fiscal year ended January 28, 1996, and incorporated herein by this reference.

                                      * * *

(b) No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 15, 1997                   PAMIDA, INC.

                                    By: /S/ STEVEN S. FISHMAN
                                        Steven S. Fishman, Chairman of
                                        the Board, President and Chief
                                        Executive Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    /S/ STEVEN S. FISHMAN               Chairman of the Board,    April 15, 1997
    Steven S. Fishman                   President, Chief Executive
                                        Officer and Director


    /S/ GEORGE R. MIHALKO               Senior Vice President,    April 15, 1997
    George R. Mihalko                   Chief Financial Officer
                                        Treasurer and Director


    /S/ TODD D. WEYHRICH                Principal Accounting      April 15, 1997
    Todd D. Weyhrich                    Officer


    /S/ FRANK A. WASHBURN               Director                  April 15, 1997
    Frank A. Washburn

                                  PAMIDA, INC.
                         FORM 10-K -- FEBRUARY 2, 1997
                                 EXHIBIT INDEX

Exhibit
 Number                       Dexcription
--------      ------------------------------------------------------------------
(2)  3.1      Restated Certificate of Incorporation of Pamida, Inc.

(2)  3.2      Second Revised By-Laws of Pamida, Inc.

(4)  4.1      Indenture  dated  as of  March 15,  1993,  among  Pamida,  Inc. as
                Issuer, Pamida Holdings Corporation as Guarantor, and State Street Bank and Trust Company as Trustee relating to 11 3/4% Senior Subordinated Notes due 2003 of Pamida, Inc.

(4)  4.2      Specimen  form  of 11 3/4% Senior  Subordinated  Note  due 2003 of
                Pamida, Inc.

(3)  10.1     Tax-Sharing   Agreement  dated  as  of  February  2,  1992,  among
                Pamida Holdings Corporation, Pamida, Inc., Seaway Importing company, and Pamida Transportation Company.

(4)  10.2     Loan and  Security  Agreement  dated  March 30, 1993, by and among
                Congress Financial Corporation (Southwest) and BA Business Credit, Inc. as Lenders, Congress Financial Corporation
                (Southwest) as Agent for the Lenders, and Pamida, Inc. and Seaway Importing Company as Borrowers.

(10) 10.3     Amendment  No. 1 to  Loan and  Security  Agreement,  dated January
                28, 1996, among Pamida, Inc. and Seaway Importing Company as Borrowers, Congress Financial Corporation (Southwest) as Lender and Agent and BankAmerica Business Credit as a Lender (amends
                Exhibit 10.2).

(11) 10.4     Amendment No. 2 to Loan and Security Agreement, dated  January 28,
                1996, among Pamida, Inc. and Seaway Importing Company as Borrowers, Congress Financial Corporation (Southwest) as Lender and Agent and BankAmerica Business Credit as a Lender (amends
                Exhibit 10.2).

(12) 10.5     Amendment  No. 3 to Loan  and  Security  Agreement  among  Pamida,
                Inc.  and  Seaway  Importing  Company,  as  Borrowers,  Congress
                Financial Corporation (Southwest) and BankAmerica Business Credit, Inc., as Lenders, and Congress Financial Corporation (Southwest), as Agent, dated September 16, 1996 (amends
                Exhibit 10.2).

     10.6     Amendment  No.  4 to  Loan  and  Security Agreement  among Pamida,
                Inc.  and  Seaway  Importing  Company,  as  Borrowers,  Congress
                Financial Corporation (Southwest) and BankAmerica Business Credit, Inc., as Lenders, and Congress Financial Corporation (Southwest), as Agent, dated January 31, 1997 (amends Exhibit 10.2).

     10.7     Amendment  No.  5 to  Loan  and  Security  Agreement among Pamida,
                Inc. and Seaway Importing Company, as Borrowers, Congress Financial Corporation (Southwest) and BankAmerica Business Credit, Inc., as Lenders, and Congress Financial Corporation (Southwest), as Agent, dated March 17, 1997 (amends Exhibit 10.2).

(6)  10.8     Pamida Holdings Corporation 1992 Stock Option Plan.

(5)  10.9     Employment  Agreement  dated  April 19, 1993, between Pamida, Inc.
                and Steven S. Fishman.

(8)  10.10    Amendment  No. 1 to Employment  Agreement,  dated January 3, 1994, between  Pamida,  Inc.  and Steven S.  Fishman  (amends  Exhibit
                10.9).

(9)  10.11    Amendment   No. 2 to  Employment   Agreement,  dated  January  23,
                1995,  between  Pamida,  Inc.  and  Steven  S.  Fishman  (amends
                Exhibit 10.9).

(10) 10.12    Employment  Agreement  dated   September  22, 1995,  among  Pamida
                Holdings Corporation, Pamida,  Inc. and Steven S. Fishman.

(12) 10.13    Amendment  No. 1 to  Employment  Agreement  among  Pamida Holdings
                Corporation, Pamida, Inc. , and Steven S. Fishman dated August 29, 1996 (amends Exhibit 10.12).

     10.14    Amendment  No. 2 to  Employment  Agreement  among Pamida  Holdings
                Corporation, Pamida, Inc., and Steven S. Fishman dated March 6, 1997 (amends Exhibit 10.12).

(13) 10.15    Retention and Confidentiality  Agreement  dated  August  31, 1993, between Pamida, Inc. and Stephen Robinson, Amendment thereto dated January 1995, and Second Amendment thereto dated February 21, 1996.

     10.16    Severance  Pay,  Confidentiality,  and  Non-Solicitation Agreement
                between  Pamida,  Inc.  and  Donald  Hendricksen  dated April 7,
                1997.

     10.17    Employment  Agreement  dated  as of March 6,  1997,  among  Pamida
                Holdings Corporation, Pamida, Inc., and Frank A. Washburn.

     10.18    Employment  Agreement  dated  as of March 6,  1997,  among  Pamida
                Holdings Corporation, Pamida, Inc., and George R. Mihalko.

     10.19    Long-Term  Incentive  Award Agreement dated  as of  March 6, 1997, between Pamida, Inc. and Steven S. Fishman.

     10.20    Long-Term  Incentive  Award  Agreement dated as of March 6,  1997, between Pamida, Inc., and Frank A. Washburn.

     10.21    Long-Term  Incentive  Award  Agreement dated as of March 6,  1997, between Pamida, Inc., and George R. Mihalko.

     10.22    Long-Term  Incentive  Award  Agreement  dated as of March 6, 1997, between Pamida, Inc., and Stephen Robinson.

     10.23    Long-Term  Incentive Award  Agreement dated  as of  March 6, 1997, between Pamida, Inc., and Donald Hendricksen.

(9)  10.24    Pamida, Inc. 1995 Deferred Compensation Plan.

(7)  22.1     Subsidiaries of Pamida, Inc.
-------------------------

(1) Previously filed as an exhibit to Registration Statement of Pamida Holdings Corporation on Form S-1 (Registration No. 33-35324) and incorporated herein by this reference.

(2) Previously filed as an exhibit to Registration Statement of Pamida, Inc. on Form S-l (Registration No. 33-10980) and incorporated herein by this reference.

(3) Previously filed as an exhibit to Registration Statement of Pamida, Inc. and Pamida Holdings Corporation on Form S-1 (Registration No. 33-57990) and incorporated herein by this reference.

(4) Previously filed as an exhibit to Form 10-Q Quarterly Report of Pamida Holdings Corporation (File No. 1-10619) for the period ended May 2, 1993, and incorporated herein by this reference.

(5) Previously filed as an exhibit to Form 10-Q Quarterly Report of Pamida, Inc. (File No. 33-57990) for the period ended August 1, 1993, and incorporated herein by this reference.

(6) Previously filed as an exhibit to Form 10-Q Quarterly Report of Pamida Holdings Corporation (File No. 1-10619) for the period ended August 1, 1993, and incorporated herein by this reference.

(7) Previously filed as an exhibit to Registration Statement of Pamida, Inc. on Form S-1 (Registration No. 33-57990) and incorporated herein by this reference.

(8) Previously filed as an exhibit to Form 10-K Annual Report of Pamida, Inc. for the fiscal year ended January 30, 1994, and incorporated herein by this reference.

(9) Previously filed as an exhibit to Form 10-K Annual Report of Pamida Holdings Corporation for the fiscal year ended January 29, 1995, and incorporated herein by this reference.

(10) Previously  filed as an  exhibit  to Form 10-Q  Quarterly  Report of Pamida
     Holdings   Corporation   for  the  period  ended  October  29,  1995,   and
     incorporated herein by this reference.

(11) Previously  filed as an  exhibit  to Form  10-K  Annual  Report  of  Pamida
     Holdings   Corporation   for  the  period  ended  January  28,  1996,   and
     incorporated herein by this reference.

(12) Previously  filed as an  exhibit  to Form 10-Q  Quarterly  Report of Pamida
     Holdings   Corporation   for  the  period  ended  October  27,  1996,   and
     incorporated herein by this reference.

(13) Previously filed as an exhibit to Form 10-K Annual Report of Pamida, Inc. for the fiscal year ended January 28, 1996, and incorporated herein by this reference.

                                      * * *

(b) No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report.