Form 10-Q
period 1997-05-04
PAMIDA INC /DE/
filed 1997-06-04
CIK 808304

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
[X]                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended MAY 4, 1997

Commission File Number 33-57990


                                   PAMIDA, INC
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                   47-0626426
-------------------------------                  ----------------------
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                   Identification Number)


   8800 "F" STREET, OMAHA, NEBRASKA                     68127
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)


                                 (402) 339-2400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 CLASS OF COMMON STOCK                  OUTSTANDING AT JUNE 2, 1997
 ---------------------                  ---------------------------
     Common Stock                             1,000 Shares



                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                          PAMIDA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

ASSETS:                                                          May 4,      February 2,
  Current assets:                                                 1997           1997
                                                              -----------    -----------
    Cash ..................................................   $     9,003    $     6,973
    Accounts receivable, less allowance for
      doubtful accounts of $50 ............................         8,720          6,935
    Merchandise inventories ...............................       159,294        157,490
    Prepaid expenses ......................................         3,156          2,993
    Property held for sale ................................            --          1,748
                                                              -----------    -----------
      Total current assets ................................       180,173        176,139
                                                              -----------    -----------

  Property, buildings and equipment, less accumulated
    depreciation and amortization of $62,955 and $61,364 ..        42,764         42,403
  Leased property under capital leases, less accumulated
    amortization of $15,252 and $14,604 ...................        27,065         27,713
  Deferred financing costs ................................         3,198          3,124
  Other assets ............................................        20,854         19,773
                                                              -----------    -----------
                                                              $   274,054    $   269,152
                                                              ===========    ===========
LIABILITIES AND STOCKHOLDER'S EQUITY:
  Current liabilities:
    Accounts payable ......................................   $    60,113    $    54,245
    Loan and security agreement ...........................        66,157         57,115
    Accrued compensation ..................................         3,842          3,860
    Accrued interest ......................................         2,315          6,857
    Store closing reserve .................................         3,422          4,521
    Other accrued expenses ................................        10,390         10,112
    Income taxes - deferred and current payable ...........         8,933          8,956
    Current maturities of long-term debt ..................            47             47
    Current obligations under capital leases ..............         1,765          1,781
                                                              -----------    -----------
       Total current liabilities ..........................       156,984        147,494
                                                              -----------    -----------

  Long-term debt, less current maturities .................       140,353        140,364
  Obligations under capital leases,
    less current obligations ..............................        33,570         33,999
  Other long-term liabilities .............................         4,923          4,825
  Commitments and contingencies ...........................            --             --
  Common stockholders' equity:
    Common stock, $.01 par value; 10,000 shares authorized;
      1,000 shares issued and outstanding, ................            --             --
    Additional paid-in capital ............................        17,000         17,000
    Accumulated deficit ...................................       (78,776)       (74,530)
                                                              -----------    -----------
      Total common stockholder's deficit ..................       (61,776)       (57,530)
                                                              -----------    -----------
                                                              $   274,054    $   269,152
                                                              ===========    ===========

See notes to consolidated financial statements.


                          PAMIDA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)


                                          Three Months Ended
                                        ----------------------
                                          May 4,     April 28,
                                           1997        1996
                                        ---------    ---------
Sales ...............................   $ 144,564    $ 131,786
Cost of goods sold ..................     111,296      100,211
                                        ---------    ---------
Gross profit ........................      33,268       31,575
                                        ---------    ---------
Expenses:
  Selling, general and administrative      30,969       29,206
  Interest ..........................       6,545        6,080
                                        ---------    ---------
                                           37,514       35,286
                                        ---------    ---------
Loss before income
  tax benefit .......................      (4,246)      (3,711)
Income tax benefit ..................        --           --
                                        ---------    ---------
Net loss ............................   $  (4,246)   $  (3,711)
                                        =========    =========

See notes to consolidated financial statements.


                          PAMIDA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                         Three Months Ended
                                                       ----------------------
                                                         May 4,     April 28,
                                                          1997        1996
                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .........................................   $  (4,246)   $  (3,711)
                                                       ---------    ---------
  Adjustments to reconcile net loss to net cash from operations:
      Depreciation and amortization of fixed assets
        and intangibles ............................       2,903        2,615
      Provision for LIFO inventory valuation .......         150          150
      (Gain) loss on disposal of assets ............          11          (26)
      Decrease in store closing reserve ............      (1,099)      (2,003)
      (Increase) decrease in merchandise inventories      (1,954)       8,985
      Increase in other operating assets ...........      (3,489)      (3,053)
      Increase in accounts payable .................       5,868        5,675
      Decrease in other operating liabilities ......      (4,207)      (8,456)
                                                       ---------    ---------
         Total adjustments .........................      (1,817)       3,887
                                                       ---------    ---------
           Net cash from operating activities ......      (6,063)         176
                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from disposal of assets ..................       1,810           26
 Construction notes receivable .....................         140         (565)
 Principal payments received on notes receivable ...           4            4
 Assets acquired for sale ..........................          --         (353)
 Capital expenditures ..............................      (2,222)        (508)
                                                       ---------    ---------
            Net cash from investing activities .....        (268)      (1,396)
                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under loan and security agreement .....       9,042        2,614
  Principal payments on capital lease obligations ..        (445)        (401)
  Payments for deferred finance costs ..............        (225)          --
  Principal payments on long-term debt .............         (11)         (52)
                                                       ---------    ---------
           Net cash from financing activities ......       8,361        2,161
                                                       ---------    ---------

Net increase in cash ...............................       2,030          941
Cash at beginning of year ..........................       6,973        7,298
                                                       ---------    ---------
Cash at end of period ..............................   $   9,003    $   8,239
                                                       =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
(1)  Cash paid (received) during the period for:
       Interest                                        $  11,087    $ 10,158
       Income taxes:
         Payments to taxing authorities                       32         180
         Refunds received from taxing authorities              9        (170)

See notes to consolidated financial statements.


                          PAMIDA INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTHS ENDED MAY 4, 1997 AND APRIL 28, 1996
                                   (Unaudited)
                             (Dollars in Thousands)



1.   MANAGEMENT REPRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by Pamida Inc. (the "Company") and additional footnotes are reflected in the consolidated financial statements contained in the Form 10-K Annual Report of the Company for the fiscal year ended February 2, 1997.

2.   INVENTORIES

Substantially all inventories are stated at the lower of cost (last-in, first-out) or market. Total inventories would have been higher at May 4, 1997 and February 2, 1997 by $6,724 and $6,574, respectively, had the FIFO (first-in, first-out) method been used to determine the cost of all inventories. Quarterly LIFO inventory determinations reflect assumptions regarding fiscal year-end inventory levels and the estimated impact of annual inflation. Actual inventory levels and annual inflation could vary from estimates made on a quarterly basis.

3.   RELATED PARTY TRANSACTIONS

No payments have been made to Pamida Holdings Corporation by the Company, and no related party transactions have occurred between such companies during fiscal 1998 and 1997.

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


RESULTS OF OPERATIONS

The following table sets forth an analysis of various components of the Consolidated Statements of Operations as a percentage of sales for the three months ended May 4, 1997 and April 28, 1996:

                                                         Three Months Ended
                                                       ----------------------
                                                         May 4,     April 28,
                                                          1997        1996
                                                       ---------    ---------
Sales                                                    100.0%       100.0%
Cost of goods sold                                        77.0         76.0
                                                       ---------    ---------
Gross profit                                              23.0         24.0
Selling, general and administrative expenses              21.4         22.2
                                                       ---------    ---------
Operating income                                           1.6          1.8
Interest expense                                           4.5          4.6
                                                       ---------    ---------
Loss before income tax benefit                            (2.9)        (2.8)
Income tax benefit                                          -          ( - )
                                                       ---------    ---------
Net loss                                                  (2.9)        (2.8)
                                                       =========    =========

SALES for the first quarter of fiscal 1998 increased by $12,778 or 9.7% from sales for the first quarter of fiscal 1997. The Company operated 149 stores at the end of the first quarter of fiscal 1998 as compared with 144 stores during the first quarter of fiscal 1997. Since April 28, 1996 the Company has opened eight stores in new markets, relocated two stores and closed three stores. The increase in total sales was primarily attributable to comparable store sales increases and the effects of the net increase in the number of stores in operation during the first quarter of fiscal 1998 as compared with last year. Comparable store sales for the first quarter increased by 6.6% compared to last year.

The Company experienced sales increases in most merchandise categories. The largest increases were in the pharmacy prescriptions, housewares, lawn and garden, sporting goods, men's denim, women's shoes, women's plus size apparel, misses tops and grocery areas. The Company experienced sales declines in only a few areas, with men's fashions, automotive and beauty aids having the largest decreases.

GROSS PROFIT increased $1,693 or 5.4% for the first quarter of fiscal 1998 compared to the first quarter of last year as a result of the increases in sales. As a percentage of sales, gross profit decreased to 23.0% for the first quarter of fiscal 1998 as compared to 24.0% for the first quarter last year. This was caused primarily by a normal level of clearance and markdown activity this year versus a lower level of clearance and markdown activity in the first quarter of last year.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) expense increased $1,763 or 6.0% for the first quarter of fiscal 1998, compared to the first quarter of fiscal 1997. As a percentage of sales, SG&A expense decreased to 21.4% for the first quarter of fiscal 1998 as compared to 22.2% last year. Approximately 53.7% of the net increase in SG&A expense was attributable to planned higher corporate general and administrative expenses, primarily due to increases in payroll, incentive compensation expenses and professional fees. Store controllable, payroll and occupancy costs also increased over last year as planned to accommodate the higher sales activity.

INTEREST expense increased $465 or 7.6% for the first quarter of fiscal 1998 compared to the same period of fiscal 1997. The increase was due primarily to increased revolver borrowings to support higher investments in basic inventory and the Company's seasonal operating pattern.

INCOME TAX BENEFIT - No income tax benefit on losses will be recorded until the Company can establish with a reasonable degree of certainty the potential utilization of certain tax loss carry forwards from prior year store closing charges. The Company does not expect to record any income tax expenses or benefits during fiscal 1998. No income tax benefits or expenses were recorded in fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Company's business is seasonal with first quarter sales (February through April) being lower than sales during the other three quarters; fourth quarter sales (November through January) have represented approximately 30% of the full year's sales in recent years and normally involve a greater proportion of higher margin sales.

The Company has satisfied its seasonal liquidity requirements primarily through a combination of funds provided from operations and from a revolving credit facility. Funds used by operating activities totaled $6,063 for the first quarter of fiscal 1998, and funds provided from operations totaled $176 in the first quarter of fiscal 1997. The change in cash flow from operating activities from fiscal 1997 to fiscal 1998 was primarily the result of the inventory liquidation associated with the forty stores closed in the first quarter of fiscal 1997.

Effective March 17, 1997, the term of the Company's committed Loan and Security Agreement (the Agreement) was extended to March 2000 and the maximum borrowing limit of the facility was increased to $95,000. Prior to March 17, 1997, borrowings under the Agreement bore interest at a rate of 0.75% per annum greater than the applicable prime rate. Effective March 17, 1997, borrowings under the Agreement bear interest at a rate which is tied to the applicable prime rate or the London Interbank Offered Rate (LIBOR), generally at the Company's discretion. The amounts the Company is permitted to borrow are determined by a formula based upon the amount of the Company's eligible inventory. Such borrowings are secured by security interests in all of the current assets (including inventory) of the Company and by liens on certain real estate interests and other property of the Company. Pamida Holdings Corporation (Holdings)and two subsidiaries of the Company have guaranteed the payment and performance of the Company's obligations under the Loan and Security Agreement and have pledged some or all of their respective assets, including the stock of the Company owned by Holdings, to secure such guarantees.

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

Obligations under the Agreement were $66,157 at May 4, 1997 and $34,202 at April 28, 1996. As noted above, this facility expires in March 2000, and the Company intends to refinance any outstanding balance by such date. Borrowings under the Agreement are senior to the Senior Subordinated Notes of the Company. The Company had long-term debt and obligations under capital leases of $173,923 at May 4, 1997 and $176,798 at April 28, 1996. The Company's ability to satisfy scheduled principal and interest payments under such obligations in the ordinary course of business is dependent primarily upon the sufficiency of the Company's operating cash flow and continued access to financial markets. At May 4, 1997, the Company was in compliance with all covenants contained in its various financing agreements.

Since Holdings conducts no operations of its own, the only cash requirement of Holdings relates to preferred stock dividends in the aggregate annual amount for fiscal 1998 totaling approximately $385; and the Company is expressly permitted under its existing credit facilities to pay dividends to Holdings to fund such preferred stock dividends. However, the General Corporation Law of the State of Delaware, under which the Company and Holdings are incorporated, allows a corporation to declare or pay a dividend only from its surplus or from the current or the prior year's earnings. Due to the accumulated deficit resulting primarily from the store closings and the write-off of goodwill and other long-lived assets recognized in the fourth quarter of fiscal 1996, the Company and Holdings did not declare or pay any cash dividends in fiscal 1997 or the first quarter of fiscal 1998 and may pay cash dividends in future periods only to the extent that the Company and Holdings satisfy the applicable statutory standards which include Holding's having a net worth equal to at least the aggregate par value of the preferred stock of Holdings which amounts to $2. The cumulative dividend rate on the preferred stock increases by 0.5% per quarter (with a maximum aggregate increase of 5%) on each quarterly dividend payment date on which the preferred stock dividends are not paid currently on a cumulative basis. Any unpaid dividends are added to the liquidation value until paid in cash. Such nonpayment of preferred stock dividends does not accelerate the redemption rights of the preferred stockholders.

The Company made capital expenditures of $2,222 in the first quarter of fiscal 1998 compared to $508 during the first quarter of fiscal 1997. The Company plans to open three new stores in fiscal 1998 and will consider additional opportunities for new store locations as they arise. Total capital expenditures are expected to total approximately $9,500 in fiscal 1998. The Company expects to fund these expenditures from cash flow from its operations. The costs of buildings and land for new store locations are expected to be financed by operating or capital leases with unaffiliated landlords. The Company's expansion program also will require inventory of approximately $1,000 to $1,200 for each new market store, which the Company expects to finance through trade credit, borrowings under the Agreement and cash flow from operations.

The recent changes to the Agreement, along with expected improvements in the Company's cash flow from operations, should provide adequate resources to meet the Company's near- term liquidity requirements. On a long-term basis, the Company's expansion will require continued investments in store locations, working capital and distribution and infrastructure enhancements. The Company expects to continue to finance some of these investments through leases from unaffiliated landlords, trade credit, borrowings under the Agreement and cash flow from operations but ultimately will need to explore additional sources of funds which may include capital structure changes. Currently, it is not possible for the Company to predict with any certainty either the timing or the availability of such additional financing.


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


FORWARD-LOOKING STATEMENTS

This management's discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such statements are made in good faith by the Company pursuant to the safe-harbor provisions of the 1995 Act. In connection with these safe-harbor provisions, this management's discussion and analysis contains certain forward-looking statements which reflect management's current views and estimates of future economic circumstances, industry conditions, company performance and financial results. The statements are based on many assumptions and factors including sales results, expense levels, competition and interest rates as well as other risks and uncertainties inherent in the Company's business, capital structure and the retail industry in general. Any changes in these factors could result in significantly different results for the Company. The Company further cautions that the forward-looking information contained herein is not exhaustive or exclusive. The Company does not undertake to update any forward-looking statements which may be made from time to time by or on behalf of the Company.


                          PART II - OTHER INFORMATION


ITEMS 1 -5:

None.

ITEM 6:

(a)  Exhibits.

     - 10.1 Amendment No. 6 to Loan and Security Agreement among Pamida, Inc. and Seaway Importing Company, as Borrowers, Congress Financial Corporation (Southwest) and BankAmerica Business Credit Corporation (Southwest), as Agent, dated May 8, 1997

     -  27.1  Financial Data Schedule


(b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PAMIDA , INC.
                                  (Registrant)

Date:      June 4, 1997            By:  /s/ Steven S. Fishman
                                        Steven S. Fishman,
                                        Chairman, President and
                                        Chief Executive Officer


Date:      June 4, 1997            By:  /s/ Todd D. Weyhrich
                                        Todd D. Weyhrich
                                        Chief Accounting Officer