Form 10-Q
period 1997-08-03
PAMIDA INC /DE/
filed 1997-09-11
CIK 808304

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
[X]               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended August 3, 1997
                               --------------

Commission File Number 33-57990
                       --------


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of Common Stock                         Outstanding at September 11, 1997
---------------------                         ---------------------------------
   Common Stock                                         1,000 Shares


                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          PAMIDA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

ASSETS:                                                        August 3,    February 2,
                                                                  1997          1997
                                                               ---------    -----------
  Current assets:
    Cash ...................................................   $   8,485    $     6,973
    Accounts receivable, less allowance for
      doubtful accounts of $50 .............................       7,705          6,935
    Merchandise inventories ................................     147,240        157,490
    Prepaid expenses .......................................       3,619          2,993
    Property held for sale .................................        --            1,748
                                                               ---------    -----------
      Total current assets .................................     167,049        176,139

  Property, buildings and equipment, less accumulated
    depreciation and amortization of $64,805 and $61,364 ...      43,494         42,403
  Leased property under capital leases, less accumulated
    amortization of $15,900 and $14,604 ....................      26,417         27,713
  Deferred financing costs .................................       3,051          3,124
  Other assets .............................................      20,244         19,773
                                                               ---------    -----------
                                                               $ 260,255    $   269,152
                                                               =========    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY:
  Current liabilities:
    Accounts payable .......................................   $  53,315    $    54,245
    Loan and security agreement ............................      47,210         57,115
    Accrued compensation ...................................       4,320          3,860
    Accrued interest .......................................       6,358          6,857
    Store closing reserve ..................................       2,158          4,521
    Other accrued expenses .................................      13,499         10,112
    Income taxes - deferred and current payable ............      12,723          8,956
    Current maturities of long-term debt ...................          47             47
    Current obligations under capital leases ...............       1,749          1,781
                                                               ---------    -----------
       Total current liabilities ...........................     141,379        147,494

  Long-term debt, less current maturities ..................     140,341        140,364
  Obligations under capital leases, less current obligations      33,140         33,999
  Other long-term liabilities ..............................       5,355          4,825
  Commitments and contingencies ............................          --             --
  Common stockholder's equity:
    Common stock, $.01 par value; 10,000 shares authorized;
      1,000 shares issued and outstanding, .................          --             --
    Additional paid-in capital .............................      17,000         17,000
    Accumulated deficit ....................................     (76,960)       (74,530)
                                                               ---------    -----------
      Total common stockholder's equity ....................     (59,960)       (57,530)
                                                               ---------    -----------
                                                               $ 260,255    $   269,152
                                                               =========    ===========

See notes to consolidated financial statements.





                          PAMIDA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)



                                 Three Months Ended         Six Months Ended
                               August 3,    July 28,      August 3,    July 28,
                                  1997         1996          1997          1996
                               ---------    ---------     ---------    ---------
Sales .....................    $ 163,217    $ 155,817     $ 307,781    $ 287,603

Cost of goods sold ........      121,715      118,721       233,011      218,932
                               ---------    ---------     ---------    ---------

Gross profit ..............       41,502       37,096        74,770       68,671
                               ---------    ---------     ---------    ---------

Expenses:
  Selling, general and
    administrative ........       33,271       31,251        64,240       60,457
  Interest ................        6,415        6,060        12,960       12,140
                               ---------    ---------     ---------    ---------

                                  39,686       37,311        77,200       72,597

Income (loss) before income
  tax provision (credit) ..        1,816         (215)       (2,430)      (3,926)

Income tax provision ......           --           --            --           --
                               ---------    ---------     ---------    ---------


Net income (loss) .........    $   1,816    $    (215)    $  (2,430)   $  (3,926)
                               =========    =========     =========    =========

See notes to consolidated financial statements.





                          PAMIDA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)
                                                                  SIX MONTHS ENDED
                                                                ---------------------
                                                                August 3,    July 28,
                                                                  1997          1996
                                                                --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ................................................    $ (2,430)    $ (3,926)
                                                                --------     --------
   Adjustments to reconcile net loss to net cash
     from operating activities:
     Depreciation and amortization of fixed assets
       and intangibles .....................................       5,885        5,462
     Provision for LIFO inventory valuation ................         433          300
     Gain on disposal of assets ............................         (77)         (28)
     Decrease in merchandise inventories ...................       9,817       13,501
     Increase in other operating assets ....................      (4,271)      (3,262)
     Increase (decrease) in accounts payable ...............        (930)       2,119
     Increase (decrease) in other operating liabilities ....       7,310         (864)
     Decrease in store closing reserve .....................      (2,028)      (3,365)
                                                                --------     --------
        Total adjustments ..................................      16,139       13,863
                                                                --------     --------
           Net cash from operating activities ..............      13,709        9,937
                                                                --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from disposal of assets ........................       1,906          672
   (Increase) decrease in construction notes receivable ....       1,765       (3,022)
   Capital expenditures ....................................      (4,833)      (3,148)
   Assets acquired for sale, net ...........................          --         (391)
   Other ...................................................           9            8
                                                                --------     --------
         Net cash used in investing activities .............      (1,153)      (5,881)
                                                                --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under loan and security agreement, net .......      (9,905)         667
   Principal payments on capital lease obligations .........        (891)        (884)
   Payments for deferred finance costs .....................        (225)          --
   Principal payments on long-term debt ....................         (23)        (104)
                                                                --------     --------
         Net cash by used in financing activities               (11,044)        (321)
                                                                --------     --------

Net increase in cash .......................................       1,512        3,735
Cash at beginning of year ..................................       6,973        7,298
                                                                --------     --------

Cash at end of period ......................................    $  8,485     $ 11,033
                                                                ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
(1)  Cash paid (received) during the period for:
       Interest                                                 $ 13,459     $ 12,158
       Income taxes:
         Payments to taxing authorities                               32          257
         Refunds received from taxing authorities                 (3,798)        (169)

See notes to consolidated financial statements.





                          PAMIDA INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED AUGUST 3, 1997 AND JULY 28, 1996
                                   (Unaudited)
                             (Dollars in Thousands)



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

2.    INVENTORIES

      Substantially all inventories are stated at the lower of cost (last-in, first-out) or market. Total inventories would have been higher at August 3, 1997 and February 2, 1997 by $7,007 and $6,574 respectively, had the FIFO (first-in, first-out) method been used to determine the cost of all inventories. Quarterly LIFO inventory determinations reflect assumptions regarding fiscal year-end inventory levels and the estimated impact of annual inflation. Actual inventory levels and annual inflation could vary from estimates made on a quarterly basis.

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

RESULTS OF OPERATIONS

The following table sets forth an analysis of various components of the Consolidated Statements of Operations as a percentage of sales for the three and six months ended August 3, 1997 and July 28, 1996:


                                  Three Months Ended    Six Months Ended
                                  -------------------  -------------------
                                  August 3,  July 28,  August 3,  July 28,
                                    1997       1996      1997      1996
                                   ------     ------    ------    ------
Sales ..........................   100.0%     100.0%    100.0%    100.0%
Cost of goods sold .............    74.6%      76.2%     75.7%     76.1%
                                   ------     ------    ------    ------
Gross profit ...................    25.4%      23.8%     24.3%     23.9%
Selling, general and
  administrative expenses ......    20.4%      20.0%     20.9%     21.0%
                                   ------     ------    ------    ------
Operating income ...............     5.0%       3.8%      3.4%      2.9%
Interest expense ...............     3.9%       3.9%      4.2%      4.2%
                                   ------     ------    ------    ------
Income (loss) before income
  tax provision ................     1.1%      -0.1%     -0.8%     -1.3%
Income tax provision ...........      --         --        --        --
                                   ------     ------    ------    ------

Net income (loss) ..............     1.1%      -0.1%     -0.8%     -1.3%
                                   ======     ======    ======    ======


SALES - During the second quarter and first six months of fiscal 1998, sales in comparable stores increased $5,300 or 3.5% and $13,907 or 5.0%, respectively, as compared to the second quarter and first six months last year. Total sales for the second quarter and the first six months of fiscal 1998 increased by $7,400 or 4.8% and $20,178 or 7.0%, respectively, as compared to the same periods last year.

The Company operated 149 stores at the end of the first quarter of fiscal 1998 as compared with 144 stores at the end of the first quarter last year and operated 149 stores at the end of the second quarter of fiscal 1998 as compared with 146 stores at the end of the second quarter last year. Since July 28, 1996 the Company has opened four stores in new markets, reopened a store which had been closed due to storm damage, relocated one store and closed two stores. The increase in total sales was primarily attributable to comparable store sales increases and the effects of the net increase in the number of stores in operation during the respective periods this year as compared with last year.

The Company experienced sales increases in most merchandise categories during the second quarter of fiscal 1998. The largest dollar increases were in the pharmacy prescriptions, sporting goods, housewares, men's denim apparel, women's shoes, toys, stationary, appliances and misses tops categories. The Company experienced sales declines in only a few categories, with men's fashions experiencing the largest decrease.


GROSS PROFIT increased $4,406 or 11.9% and $6,099 or 8.9% for the second quarter and first six months, respectively, of fiscal 1998 compared to the same periods last year. As a percentage of sales, gross profit increased to 25.4% from 23.8% and to 24.3% from 23.9% for the second quarter and first six months, respectively, of fiscal 1998 compared to the same periods last year. The Company improved its in-stock positions in most merchandise categories during the second quarter of fiscal 1998 as compared with the second quarter of fiscal 1997. Sales improved in most merchandise categories this year, with a marked increase in sales of higher margin basic goods which experienced substantial out-of-stocks during the second quarter last year. Also, the Company realized substantial decreases in warehousing and distribution costs during the first half of fiscal 1998 compared to last year.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) expense increased $2,020 or 6.5% for the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997 and increased $3,783 or 6.3% for the first six months of fiscal 1998 compared to the same period last year. As a percentage of sales, SG&A expense was 20.4% and 20.0%, respectively, for the second quarter of fiscal 1998 and 1997. As a percentage of sales, SG&A expense was 20.9% and 21.0%, respectively, for the first half of fiscal 1998 and 1997.

Most of the total net increase in SG&A expense for the second quarter of fiscal 1998 as compared to the second quarter last year was attributable to planned higher corporate general and administrative expenses, primarily involving increases in payroll and incentive compensation. As planned, store occupancy costs also increased over last year to accommodate the higher sales activity. These increases were offset partially by a $224 increase in other income, primarily due to a gain on the sale of a parcel of land and business interruption insurance settlements related to two stores.

Most of the total net increase in SG&A expense for the first half of fiscal 1998 as compared to the first half of last year was attributable to planned higher corporate general and administrative expenses, primarily involving increases in payroll, incentive compensation expenses and professional fees. As planned, store controllable, occupancy and payroll costs also increased over last year to accommodate the higher sales activity. These increases were offset partially by a $135 increase in other income.

INTEREST expense increased $355 or 5.9% for the second quarter of fiscal 1998 compared to the same period of fiscal 1997 and increased $820 or 6.8% for the first half of fiscal 1998 compared to the same period of fiscal 1997. The increases were due primarily to increased revolver borrowings to support higher investments in basic inventory and the Company's seasonal operating pattern.

INCOME TAX BENEFIT - No income tax benefit on losses will be recorded until the Company can establish with a reasonable degree of certainty the potential utilization of certain tax loss carryforwards from prior year store closing charges.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business is seasonal with first quarter sales (February through April) being lower than sales during the other three quarters. Fourth quarter sales (November through January) have represented approximately 30% of the full year's sales in recent years and normally involve a greater proportion of higher margin sales. Funds provided by operating activities were $13,709 in the first half of fiscal 1998 compared to $9,937 in the first half of fiscal 1997. This $3,772 improvement in net cash generated by operating activities during the first half of fiscal 1998 resulted primarily from changes in other operating liabilities and the store closing reserve as well as the decreased net loss for the period, offset somewhat by changes in inventory, accounts payable and operating assets.

Effective March 17, 1997, the term of the Company's committed Loan and Security Agreement (the Agreement) was extended to March 2000 and the maximum borrowing limit of the facility was increased to $95,000. Prior to March 17, 1997, borrowings under the Agreement bore interest at a rate of 0.75% per annum greater than the applicable prime rate. Effective March 17, 1997, borrowings under the Agreement bear interest at a rate 0.50% per annum greater than the applicable prime rate or a rate which is tied to the London Interbank Offered Rate (LIBOR), generally at the Company's discretion. The amounts the Company is permitted to borrow are determined by a formula based upon the amount of the Company's eligible inventory. Such borrowings are secured by security interests in all of the current assets (including inventory) of the Company and by liens on certain real estate interests and other property of the Company. Pamida Holdings Corporation (Holdings) and two subsidiaries of the Company have guaranteed the payment and performance of the Company's obligations under the Agreement and have pledged some or all of their respective assets, including the stock of the Company owned by Holdings, to secure such guarantees.

The Agreement contains provisions imposing operating and financial restrictions on the Company. Certain provisions of the Agreement require the maintenance of specified amounts of tangible net worth (as defined) and working capital (as defined) and the achievement of specified minimum amounts of cash flow (as defined). Other restrictions in the Agreement and those provided under the Indenture relating to the Senior Subordinated Notes of the Company will affect, among other things, the ability of the Company to incur additional indebtedness, pay dividends, repay indebtedness prior to its stated maturity, create liens, enter into leases, sell assets or engage in mergers or acquisitions, make capital expenditures and make investments. These covenants currently have not had an impact on the Company's ability to fully utilize the revolving credit facility. However, certain of the covenants, such as those which restrict the ability of the Company to incur indebtedness or encumber its property or which impose restrictions on or otherwise limit the Company's ability to engage in sale-leaseback transactions, may at some future time prevent the Company from pursuing its store expansion program at the rate that the Company desires.

Obligations under the Agreement were $47,210 at August 3, 1997 and $32,255 at July 28, 1996. As noted above, this facility expires in March 2000, and the Company intends to refinance any outstanding balance by such date. Borrowings under the Agreement are senior to the Senior Subordinated Notes of the Company. The Company had long-term debt and obligations under capital leases of $173,481 at August 3, 1997 and $176,300 at July 28, 1996. The Company's ability to satisfy scheduled principal and interest payments under such obligations in the ordinary course of business is dependent primarily upon the sufficiency of the Company's operating cash flow and continued access to financial markets. At August 3, 1997, the Company was in compliance with all covenants contained in its various financing agreements.

Since Holdings conducts no operations of its own, the only cash requirement of Holdings relates to preferred stock dividends in the aggregate annual amount for fiscal 1998 totaling approximately $503; and the Company is expressly permitted under its existing credit facilities to pay dividends to Holdings to fund such preferred stock dividends. However, the General Corporation Law of the State of Delaware, under which the Company and Holdings are incorporated, generally allows a corporation to declare or pay a dividend only from its surplus or from the current or the prior year's earnings. Due to the accumulated deficit resulting primarily from the store closings and the write-off of goodwill and other long-lived assets recognized in the fourth quarter of fiscal 1996, the Company and Holdings did not declare or pay any cash dividends in fiscal 1997 or the first half of fiscal 1998 and may pay cash dividends in future periods only to the extent that the Company and Holdings satisfy the applicable statutory standards which include Holding's having a net worth equal to at least the aggregate par value of the preferred stock which amounts to $2. The cumulative dividend rate on the preferred stock increases by 0.5% per quarter (with a maximum aggregate increase of 5%) on each quarterly dividend payment date on which the preferred stock dividends are not paid currently on a cumulative basis. Any unpaid dividends are added to the liquidation value until paid in cash. Such nonpayment of preferred stock dividends does not accelerate the redemption rights of the preferred stockholders. Holdings has proposed to change and reclassify all of its outstanding preferred stock into shares of its common stock. Such transaction is subject, among other things, to approval by the holders of a majority of the presently outstanding shares of common stock of Holdings. Additional information concerning such proposed transaction and related matters appears in the Form 10-Q Quarterly Report filed by Holdings for the quarterly period ended August3, 1997.

The Company made capital expenditures of $4,833 in the first half of fiscal 1998 compared to $3,148 during the first half of fiscal 1997. The Company plans to open a total of three new stores in fiscal 1998, two of which were opened in the first half, and will consider additional opportunities for new store locations as they arise. Total capital expenditures are expected to total approximately $10,000 in fiscal 1998. The Company expects to fund these expenditures from cash flow from its operations. The costs of buildings and land for new store locations are expected to be financed by operating or capital leases with unaffiliated landlords. The Company's expansion program also will require inventory of approximately $1,000 to $1,200 for each new market store, which the Company expects to finance through trade credit, borrowings under the Agreement and cash flow from operations.

The recent changes to the Agreement, along with expected improvements in the Company's cash flow from operations, should provide adequate resources to meet the Company's near-term liquidity requirements. On a long-term basis, the Company's expansion will require continued investments in store locations, working capital and distribution and infrastructure enhancements. The Company expects to continue to finance some of these investments through leases from unaffiliated landlords, trade credit, borrowings under the Agreement and cash flow from operations but ultimately will need to explore additional sources of funds which may include capital structure changes. Currently, it is not possible for the Company to predict with any certainty either the timing or the availability of such additional financing.

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

                                        PAMIDA, INC.
                                        ------------
                                        (Registrant)


Date:  September 11, 1997               By:  /S/ STEVEN S. FISHMAN
                                             Steven S. Fishman, Chairman,
                                             President and Chief Executive
                                             Officer


Date:  September 11, 1997               By:  /S/ TODD D. WEYHRICH
                                             Todd D. Weyhrich
                                             Chief Accounting Officer