Form 10-Q
period 1997-11-02
PAMIDA INC /DE/
filed 1997-12-17
CIK 808304

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
  [X]             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended NOVEMBER 2, 1997

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class of Common Stock                           Outstanding at November 14, 1997
---------------------                           --------------------------------
    Common Stock                                          1,000 Shares

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          PAMIDA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                November 2,    February 2,
                                                                    1997          1997
ASSETS:                                                         -----------    -----------
 Current assets:
    Cash                                                        $  9,022       $  6,973
    Accounts receivable, less allowance for
      doubtful accounts of $50                                    10,302          6,935
    Merchandise inventories                                      187,243        157,490
    Prepaid expenses                                               3,618          2,993
    Property held for sale                                            --          1,748
                                                                --------       --------
      Total current assets                                       210,185        176,139

  Property, buildings and equipment, less accumulated
    depreciation and amortization of $66,639 and $61,364          42,922         42,403
  Leased property under capital leases, less accumulated
    amortization of $16,548 and $14,604                           25,769         27,713
  Deferred financing costs                                         2,903          3,124
  Other assets                                                    21,059         19,773
                                                                --------       --------
                                                                $302,838       $269,152

LIABILITIES AND STOCKHOLDER'S EQUITY:
  Current liabilities:
    Accounts payable                                            $ 85,232       $ 54,245
    Loan and security agreement                                   57,111         57,115
    Accrued compensation                                           5,802          3,860
    Accrued interest                                               2,684          6,857
    Store closing reserve                                          1,532          4,521
    Other accrued expenses                                        15,795         10,112
    Income taxes - deferred and current payable                   12,713          8,956
    Current maturities of long-term debt                              47             47
    Current obligations under capital leases                       1,733          1,781
                                                                --------       --------
       Total current liabilities                                 182,649        147,494

  Long-term debt, less current maturities                        140,329        140,364
  Obligations under capital leases, less current obligations      32,711         33,999
  Other long-term liabilities                                      5,458          4,825
  Commitments and contingencies                                       --             --
  Common stockholder's equity:
    Common stock, $.01 par value; 10,000 shares authorized;
      1,000 shares issued and outstanding,                            --             --
    Additional paid-in capital                                    17,000         17,000
    Accumulated deficit                                          (75,309)       (74,530)
                                                                --------       --------
      Total common stockholder's equity                          (58,309)       (57,530)
                                                                --------       --------
                                                                $302,838       $269,152
                                                                ========       ========

See notes to consolidated financial statements.


                          PAMIDA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)

                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                 ------------------------    ------------------------
                                 November 2,  October 27,    November 2,  October 27,
                                    1997         1996           1997         1996
                                 ----------   ----------     ----------   -----------

Sales                            $158,749     $151,980       $466,530     $439,583

Cost of goods sold                120,895      115,534        353,906      334,466
                                 --------     --------       --------     --------

Gross profit                       37,854       36,446        112,624      105,117
                                 --------     --------       --------     --------

Expenses:
  Selling, general and
    administrative                 29,876       28,815         94,116       89,272
  Interest                          6,327        6,318         19,287       18,458
                                 --------     --------       --------     --------

                                   36,203       35,133        113,403      107,730
                                 --------     --------       --------     --------

Income (loss) before income
  tax provision (credit)            1,651        1,313           (779)      (2,613)

Income tax provision                   --           --             --           --
                                 --------     --------       --------     --------


Net income (loss)                $  1,651     $  1,313       $   (779)    $ (2,613)
                                 ========     ========       ========     ========

See notes to consolidated financial statements.


                          PAMIDA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                       NINE MONTHS ENDED
                                                                    ------------------------
                                                                    November 2,  October 27,
                                                                        1997        1996
                                                                    -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                           $    (779)   $  (2,613)
                                                                    ---------    ---------
  Adjustments to reconcile net loss to net cash
    from operating activities:
      Depreciation and amortization of fixed assets
        and intangibles                                                 8,881        8,427
      Provision for LIFO inventory valuation                              716          450
       Gain on disposal of assets                                        (139)         (40)
       Increase in merchandise inventories                            (30,469)     (33,246)
       Increase in other operating assets                              (8,046)      (6,322)
       Increase in accounts payable                                    30,987       27,440
       Increase (decrease) in other operating liabilities               7,507       (5,998)
      Decrease in store closing reserve                                (2,654)      (4,663)
                                                                    ---------    ---------
         Total adjustments                                              6,783      (13,952)
                                                                    ---------    ---------
           Net cash from operating activities                           6,004      (16,565)
                                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from disposal of assets                                     1,969          795
  (Increase) decrease in constructed stores to be
     refinanced through lease financing                                 1,794       (5,207)
   Capital expenditures                                                (6,131)      (4,521)
   Assets acquired for sale, net                                           --         (391)
  Other                                                                    13           12
                                                                    ---------    ---------
         Net cash from investing activities                            (2,355)      (9,312)
                                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under loan and security agreement, net                       (4)      31,209
   Principal payments on capital lease obligations                     (1,336)      (1,367)
   Payments for deferred finance costs                                   (225)         (50)
   Principal payments on long-term debt                                   (35)      (1,323)
                                                                    ---------    ---------
         Net cash from financing activities                            (1,600)      28,469
                                                                    ---------    ---------

Net increase in cash                                                    2,049        2,592
Cash at beginning of year                                               6,973        7,298
                                                                    ---------    ---------

Cash at end of period                                               $   9,022    $   9,890
                                                                    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
(1)  Cash paid (received) during the period for:
       Interest                                                     $  23,460    $  22,317
       Income taxes:
         Payments to taxing authorities                                    42          312
         Refunds received from taxing authorities                      (3,798)        (170)

See notes to consolidated financial statements.


                          PAMIDA INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             NINE MONTHS ENDED NOVEMBER 2, 1997 AND OCTOBER 27, 1996
                                   (Unaudited)
                             (Dollars in Thousands)



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

2.   INVENTORIES

     Substantially all inventories are stated at the lower of cost (last-in, first-out) or market. Total inventories would have been higher at November 2, 1997 and February 2, 1997 by $7,290 and $6,574 respectively, had the FIFO (first-in, first-out) method been used to determine the cost of all inventories. Quarterly LIFO inventory determinations reflect assumptions regarding fiscal year-end inventory levels and the estimated impact of annual inflation. Actual inventory levels and annual inflation could vary from estimates made on a quarterly basis.

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

RESULTS OF OPERATIONS

The following table sets forth an analysis of various components of the Consolidated Statements of Operations as a percentage of sales for the three and nine months ended November 2, 1997 and October 27, 1996:

                                        Three Months Ended   Nine Months Ended
                                       -----------------------------------------
                                       Nov. 2,    Oct.27,    Nov. 2,    Oct.27,
                                         1997       1996      1997       1996
                                       ---------  ---------  --------   --------
Sales                                    100.0%     100.0%    100.0%     100.0%
Cost of goods sold                        76.2%      76.0%     75.9%      76.1%
                                       ---------  ---------  --------   --------
Gross profit                              23.8%      24.0%     24.1%      23.9%
Selling, general and
   administrative expenses                18.8%      19.0%     20.2%      20.3%
                                       ---------  ---------  --------   --------
Operating income                           5.0%       5.0%      3.9%       3.6%
Interest expense                           4.0%       4.1%      4.1%       4.2%
                                       ---------  ---------  --------   --------
Income (loss) before income taxes          1.0%       0.9%   (0.02%)     (0.6%)
Income taxes                                --         --       --         --
                                       ---------  ---------  --------   --------
Net income (loss)                          1.0%       0.9%   (0.02%)     (0.6%)
                                       =========  =========  ========   ========


SALES - During the third quarter and first nine months of fiscal 1998, sales in comparable stores increased $6,071 or 4.1% and $19,849 or 4.7%, respectively, as compared to the third quarter and first nine months last year. Total sales for the third quarter and the first nine months of fiscal 1998 increased by $6,769 or 4.5% and $26,947 or 6.1%, respectively, as compared to the same periods last year.

The Company operated 149 stores at the end of the third quarter of both fiscal 1998 and 1997. Since October 27, 1996, the Company has opened one store in a new market, relocated two stores and closed one store.

The Company experienced sales increases in most merchandise categories during the third quarter of fiscal 1998 even though sales were adversely affected by an unseasonably warm September. The largest dollar increases were in the pharmacy prescriptions, candy, women's shoes, housewares, seasonal, appliances, electrical and groceries categories. The Company experienced sales declines in several categories, with men's fashions, automotive, boy's fashions and lawn and garden experiencing the largest decreases.

GROSS PROFIT increased $1,408 or 3.9% and $7,507 or 7.1% for the third quarter and first nine months, respectively, of fiscal 1998 compared to the same periods last year. As a percentage of sales, gross profit decreased to 23.8% from 24.0% for the third quarter and increased to 24.1% from 23.9% for the first nine months of fiscal 1998 compared to the same periods last year. The Company improved its in-stock positions in most merchandise categories during the third quarter of fiscal 1998 as compared with the third quarter of fiscal 1997. Sales improved in most merchandise categories during the first nine months of the year as compared with the same period last year, with a marked increase in sales of higher margin basic goods which experienced substantial out-of-stocks during the second and third quarters last year. Also, the Company realized substantial decreases in warehousing and distribution costs during the first nine months of fiscal 1998 compared to last year. During the second and third quarters last year, the Company incurred higher than normal labor costs in the warehouse and distribution areas due to implementation issues related to a warehouse management system. The decrease in gross profit as a percent of sales during the third quarter was due primarily to an increased LIFO provision this year compared to last year's third quarter. No other items contributed significantly to the decrease.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) Expense increased $1,061 or 3.7% for the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997 and increased $4,844 or 5.4% for the first nine months of fiscal 1998 compared to the same period last year. As a percentage of sales, SG&A expense was 18.8% and 19.0%, respectively, for the third quarter of fiscal 1998 and 1997. As a percentage of sales, SG&A expense was 20.2% and 20.3%, respectively, for the first nine months of fiscal 1998 and 1997.

Most of the total net increase in SG&A expense for the third quarter of fiscal 1998 as compared to the third quarter last year was attributable to higher corporate general and administrative expenses, primarily involving planned increases in payroll and incentive compensation. Store occupancy costs also increased over last year to accommodate the higher sales activity.

Most of the total net increase in SG&A expense for the first nine months of fiscal 1998 as compared to the first nine months of last year was attributable to higher corporate general and administrative expenses, primarily involving increases in payroll, incentive compensation expenses and professional fees. Store payroll, occupancy and controllable costs also increased over last year to accommodate the higher sales activity. These increases were offset partially by a $183 increase in other income primarily due to a gain on the sale of a parcel of land and business interruption insurance settlements related to two stores.

INTEREST expense increased $9 or 0.1% for the third quarter of fiscal 1998 compared to the same period of fiscal 1997 and increased $829 or 4.5% for the first nine months of fiscal 1998 compared to the same period of fiscal 1997. The increases were due primarily to increased revolver borrowings to support higher investments in basic inventory and the Company's seasonal operating pattern.

INCOME TAX BENEFIT - No income tax benefit on losses will be recorded until the Company can establish with a reasonable degree of certainty the potential utilization of certain tax loss carryforwards from prior year store closing charges.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business is seasonal with first quarter sales (February through April) being lower than sales during the other three quarters. Fourth quarter sales (November through January) have represented approximately 30% of the full year's sales in recent years and normally involve a greater proportion of higher margin sales. Funds provided by operating activities were $6,004 in the first nine months of fiscal 1998 compared to funds used totaling $16,565 in the first nine months of fiscal 1997. This $22,569 improvement in net cash generated by operating activities during the first nine months of fiscal 1998 resulted primarily from changes in other operating liabilities, accrued compensation, and accounts payable as well as increases in inventories and improvements in operations.

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

Obligations under the Agreement were $57,111 at November 2, 1997 and $62,797 at October 27, 1996. As noted above, this facility expires in March 2000, and the Company intends to refinance any outstanding balance by such date. Borrowings under the Agreement are senior to the Senior Subordinated Notes of the Company. The Company had long-term debt and obligations under capital leases of $173,040 at November 2, 1997 and $175,801 at October 27, 1996. The Company's ability to satisfy scheduled principal and interest payments under such obligations in the ordinary course of business is dependent primarily upon the sufficiency of the Company's operating cash flow and continued access to financial markets. At November 2, 1997, the Company was in compliance with all covenants contained in its various financing agreements.

Since Holdings conducts no operations of its own, the only cash requirement of Holdings relates to preferred stock dividends in the aggregate annual amount for fiscal 1998 totaling approximately $503; and the Company is expressly permitted under its existing credit facilities to pay dividends to Holdings to fund such preferred stock dividends. However, the General Corporation Law of the State of Delaware, under which the Company and Holdings are incorporated, generally allows a corporation to declare or pay a dividend only from its surplus or from the current or the prior year's earnings. Due to the accumulated deficit resulting primarily from the store closings and the write-off of goodwill and other long-lived assets recognized in the fourth quarter of fiscal 1996, the Company and Holdings did not declare or pay any cash dividends in fiscal 1997 or the first nine months of fiscal 1998. See "Subsequent Event" below for a discussion of the payment of the promissory notes of Holdings and the reclassification of the preferred stock of Holdings into common stock of Holdings, effective November 18, 1997.

The Company made capital expenditures of $6,131 in the first nine months of fiscal 1998 compared to $4,521 during the first nine months of fiscal 1997. The Company has opened one store in a new market and relocated two stores in fiscal 1998 and will consider additional opportunities for new store locations as they arise. Total capital expenditures are expected to total approximately $10,500 in fiscal 1998. The Company expects to fund these expenditures from cash flow from its operations. The costs of buildings and land for new store locations are expected to be financed by operating or capital leases with unaffiliated landlords. The Company's expansion program also will require inventory of approximately $1,000 to $1,200 for each new market store, which the Company expects to finance through trade credit, borrowings under the Agreement and cash flow from operations.

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

SUBSEQUENT EVENT - On July 22, 1997, Holdings announced that it had entered into an agreement with 399 Venture Partners, Inc., a Citicorp subsidiary, providing for the payment of all of the outstanding Senior Promissory Notes, Subordinated Promissory Notes and Junior Subordinated Promissory Notes (the Notes) of Holdings with shares of newly issued common stock and nonvoting common stock of Holdings at the rate of one share for each $9.00 of principal and accrued interest as of the effective date of the transaction. 399 Venture Partners, Inc. owned approximately 82.75% of such Notes. In connection with such agreement, the preferred stockholders of Holdings agreed to simultaneously change and reclassify all of the outstanding shares of preferred stock of Holdings into shares of common stock at the rate of one share of common stock for each $9.00 of preferred stock liquidation value plus accrued dividends as of the effective date. The details of these agreements, proposals and related items are described in the definitive Proxy Statement filed by Holdings dated October 14, 1997. On November 14, 1997, Holdings' stockholders approved the foregoing transactions. Such transactions became effective on November 18, 1997.Accordingly, Holdings has been relieved of the obligation to repay the Notes in 2003 and to redeem the preferred stock (including the payment of accrued dividends) in December 2001. These transactions eliminate any requirement for any funds of the Company to be utilized to pay dividends to Holdings to retire the Notes or to pay dividends on or redeem the preferred stock of Holdings.

The Company and Holdings file consolidated tax returns. For tax purposes, the reclassification of Holdings' preferred stock into common stock is a tax-free reorganization for Holdings and will have no direct tax impact on Holdings.
However, with respect to the payment of the Notes, the difference, if any, between the recorded value of the Notes and the fair value of the common stock and nonvoting common stock issued in payment of the Notes as of November 18, 1997 will result in a taxable gain or loss for Holdings which will be taxed as ordinary income or loss for federal income tax purposes. The amount of income taxes attributable to the taxable income or loss which may result from this transaction would increase or reduce the Company's existing net operating loss and tax credit carryforwards. For tax purposes, the quoted trading price of Holdings' stock on the effective date of the transaction would normally serve as the primary reference for the fair value of the stock issued in this type of transaction. However, due to factors such as the low number of shares of Holdings stock available for purchase, the related low trading volume of the stock and the magnitude of the number of new shares issued in this transaction, management believes that, in the Company's circumstances, fair value should be determined by other means. Accordingly, an independent appraiser will be engaged to determine an appropriate value of the stock issued in this transaction. If the valuation of the stock issued in this transaction is determined to be substantially less than the $9/share exchange value utilized for the transaction, or if Holdings is unsuccessful in supporting its valuation position, the issuance of common stock and nonvoting common stock of Holdings in payment of the Notes may require a substantial portion of the Company's tax loss carryforwards to be utilized, and therefore such tax loss carryforwards would not be available to offset taxable income in future periods. Until this valuation issue is resolved, the impact of the tax consequences of the Note payment transaction cannot be determined.

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

                                  PAMIDA, INC.
                                  (Registrant)





Date: December 17, 1997                 By: /s/ Steven S. Fishman
                                            Steven S. Fishman, Chairman,
                                            President and Chief Executive
                                            Officer


Date: December 17, 1997                 By: /s/ Todd D. Weyhrich
                                            Todd D. Weyhrich
                                            Chief Accounting Office


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

                                  PAMIDA , INC.
                                  (Registrant)




Date: December 17, 1997                 By: /s/ Steven S. Fishman
                                            Steven S. Fishman, Chairman,
                                            President and Chief Executive
                                            Officer


Date: December 17, 1997                 By: /s/ Todd D. Weyhrich
                                            Todd D. Weyhrich
                                            Chief Accounting Officer