Form 10-K
period 1998-02-01
PAMIDA INC /DE/
filed 1998-04-20
CIK 808304

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                     Annual Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended February 1, 1998
                         Commission File Number 33-57990

                                  PAMIDA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                    47-0626426
   -------------------------------         ----------------------------
   (State or other jurisdiction of         (IRS Employer Identification
     incorporation ororganization)                   Number)

   8800 "F" STREET, OMAHA, NEBRASKA                             68127
   ----------------------------------------                   ----------
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


     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                                       Outstanding at
     Class of Stock                                    March 24, 1998
     --------------                                    --------------
      Common Stock                                      1,000 shares


                                     PART I

ITEM 1. BUSINESS.

     FORWARD-LOOKING STATEMENTS

     This 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such statements are made in good faith by the Company pursuant to the safe-harbor provisions of the 1995 Act. In connection with these safe-harbor provisions, this 10-K contains certain forward-looking statements which reflect management's current views and estimates of future economic circumstances, industry conditions, Company performance, Year 2000 compliance and financial results. The statements are based on many assumptions and factors including sales results, expense levels, competition and interest rates as well as other risks and uncertainties inherent in the Company's business, capital structure and the retail industry in general. Any changes in these factors could result in significantly different results. The Company further cautions that the forward-looking information contained herein is not exhaustive or exclusive. The Company does not undertake to update any forward-looking statements which may be made from time to time by or on behalf of the Company.

     GENERAL.

     Pamida, Inc. (the "Company" or "Pamida") was incorporated in Delaware in 1980. In January 1981, the Company, which then was owned by an employee stock ownership plan (the "ESOP"), acquired substantially all of the assets and assumed substantially all of the liabilities of a Nebraska corporation which previously had carried on the mass merchandise retail business of the Company described below. The Company's predecessor had been engaged in such business since 1963, and its stock was publicly owned and listed on the New York Stock Exchange at the time of the 1981 sale to the Company.

     In July 1986, Pamida Holdings Corporation ("Holdings") acquired the stock of the Company from the ESOP, and the Company became a wholly-owned subsidiary of Holdings. The only significant asset of Holdings is the common stock of the Company, and Holdings conducts no operations separate from those of the Company. An initial public offering of shares of Common Stock of Holdings occurred in September 1990, and the Common Stock of Holdings has been listed on the American Stock Exchange and publicly traded since then.

     On January 19, 1996, the Company announced its intention to close 40 stores located in unprofitable or highly competitive markets. Store closing sales began on January 29, 1996, and the Company completed all of such store closings during the second quarter of the fiscal year ended February 2, 1997. References in this Form 10-K to the "40 Closed Stores" mean such 40 stores.

     STORES.

     At February 1, 1998, Pamida operated 148 general merchandise retail stores located in 148 small towns (having an average population of approximately 5,500) in 15 Midwestern, North Central and Rocky Mountain states. Pamida's strategic objective is to be the dominant general merchandise retailer in the communities it serves. The Company believes that it holds the leading market position in over 77% of the communities in which its stores are located.

     Pamida stores generally are located in small towns, normally county seats, where there often is little or no competition from another major general merchandise retailer and which the Company considers to be either too small to support more than one major general merchandise retailer (thereby creating a potential barrier to entry by a major competitor) or too small to attract competitors whose stores generally are designed to serve larger populations. At February 1, 1998, 115 of the Company's 148 stores faced no direct local competition from other major general merchandise retailers.

     The Company's stores average approximately 30,000 square feet of sales area and range in size from approximately 6,000 to 51,000 square feet of sales area. At February 1, 1998, Pamida's stores had an aggregate sales area of approximately 4,408,000 square feet.

     The following table indicates the states in which Pamida's stores were located as of February 1, 1998:

     STATE                                                   No. of
                                                             Stores      Percent
                                                             ------      -------
     Minnesota...............................................  29         19.6%
     Iowa....................................................  25         16.9
     Nebraska................................................  15         10.1
     Wisconsin...............................................  14          9.5
     Michigan................................................  12          8.1
     Ohio....................................................  10          6.8
     Wyoming.................................................   9          6.1
     North Dakota............................................   7          4.7
     South Dakota............................................   7          4.7
     Montana.................................................   7          4.7
     Indiana.................................................   4          2.7
     Kansas..................................................   3          2.0
     Illinois................................................   3          2.0
     Kentucky ...............................................   2          1.4
     Missouri ...............................................   1          0.7
                                                               ---       -------
                                                               148       100.0%
                                                               ===       ======

     The following tables show the number of the Company's store openings, relocations and closings and the aggregate year-end store sales area by fiscal year since fiscal 1994:

                                                       Fiscal Year Ended
                                               --------------------------------
                                               1998   1997   1996   1995   1994
                                               ----   ----   ----   ----   ----
     Beginning of                               148    144    184    173    178
      Stores opened in new markets                1      6      7     17      8
      Stores relocated in existing markets        2      2      3     --     --
      Stores closed (includes relocated stores)  (3)    (4)   (10)    (6)   (13)
                                                ---    ---    ---    ---    ---
     End of year                                148    148    184    184    173
      Less 40 Closed Stores                     ===    ===    (40)   ===    ===
                                                              ---
                                                              144
                                                              ===


                                                      Fiscal Year Ended
                                                --------------------------------
                                               1998   1997   1996   1995   1994
                                               ----   ----   ----   ----   ----
     Square feet of store sales area at
       year-end (in millions)                  4.41    4.35  5.22   5.09   4.68
      Less 40 Closed Stores                                 (1.09)
                                                             ----
                                                             4.13
                                                             ====

     Pamida regularly evaluates all of its stores and from time to time closes stores which no longer meet its standards for sales, profitability, selling area or other applicable criteria.

     STORE EXPANSION PROGRAM.

     Pamida's store expansion program is subject to the Company's ability to negotiate satisfactory leases, to the ability of prospective landlords to obtain financing for new store buildings and to various zoning, site acquisition, environmental, traffic, construction and other contingencies. Eight new stores, two of which are replacement stores, are expected to commence operations this year.

     Pamida has identified numerous communities which are potential sites for the Company's prototype stores and in which Pamida believes it can achieve a leading market position, although there is no assurance that Pamida will open stores in such communities or on any particular time schedule.

     The Company began operations in a new 200,000 square foot distribution center in Lebanon, Indiana, during the second quarter of fiscal 1998. Pamida believes that its existing distribution facilities (including the new expandable Lebanon, Indiana facility), senior and middle management staff as well as corporate infrastructure should allow the Company to accommodate its anticipated growth.

     The Company typically invests approximately $1,450,000 to $1,700,000 in a new prototype store. Such expenditures consist primarily of approximately $1,000,000 to $1,200,000 for the initial store inventory, a portion of which is financed by vendor trade credit, and approximately $450,000 to $500,000 for store fixtures and equipment. In most cases, building and land costs of approximately $1,450,000 to $1,750,000 per store are financed by unaffiliated developers who lease the real estate to Pamida. To expedite the construction process, Pamida occasionally may construct stores on sites which it acquires, with the expectation that it subsequently will enter into sale-leaseback transactions with respect to such stores with unaffiliated investors.

     SALES AND MERCHANDISING.

     Pamida's merchandising policy is to provide customers with reliable and convenient family shopping and to feature nationally advertised brand-name products as well as some private-label merchandise at attractive prices. Pamida operates its stores on a self-service, primarily cash-and-carry basis and runs weekly advertised promotions throughout the year. All of Pamida's stores accept bank credit cards, which accounted for 14.8% of total store sales during the fiscal year ended February 1, 1998.

     Pamida's typical customers are price-conscious families across the income spectrum. To effectively serve such customers, the Company's stores are open seven days a week for an average of at least 75 hours per week.

     Pamida's two basic merchandise divisions are softlines and hardlines. The softlines division includes mens', womens', childrens' and infants' clothing, footwear, accessories and jewelry. The hardlines division includes categories such as health and beauty aids, automotive accessories, housewares, cleaning supplies, hardware, paint, sporting goods, toys, stationery, small appliances and electronic items, videos, compact discs and tapes, lawn and garden supplies, linens and other domestics, cameras and accessories, pet supplies, consumables and candy items.

     The Company currently owns and operates pharmacies in 44 of its larger stores, and eight of Pamida's other stores contain prescription pharmacies leased to and operated by independent pharmacists. The pharmacies have proved to be effective in building customer loyalty and attracting customers who are likely to purchase other items in addition to prescription drugs. Pamida intends, subject to regulatory and personnel considerations and where space permits, to include a pharmacy in each of its new prototype stores and to add pharmacies to existing stores.

     During the fiscal year ended February 1, 1998, the hardlines division accounted for approximately 72% of total sales, while the apparel division and the pharmacies accounted for 22% and 6%, respectively, of total sales.

     Among the methods that the Company employs to build customer loyalty and satisfaction are weekly advertised specials, competitive pricing, clean and orderly stores, friendly well-trained personnel, a liberal return policy and a wide variety of special customer services (such as wheelchairs for the elderly and handicapped, restroom facilities and water fountains, seating benches, speedy check-out lanes and expedited check cashing and raincheck and layaway processing) offered under various customer-oriented themes such as "Hometown Values", "We Care" and "We're Listening". Pamida places special emphasis on maintaining a strong in-stock position in all merchandise categories, particularly with respect to advertised items.

     Pamida's business, like that of most other general merchandise retailers, is seasonal. First quarter sales (February through April) are lower than sales during the other three fiscal quarters, while fourth quarter sales (November through January) in recent years have increased to approximately 29% of the full year's sales and normally involve a greater proportion of higher margin merchandise.


     ADVERTISING AND PROMOTION.

     The Company's extensive advertising primarily utilizes colorful weekly circulars developed by a centralized advertising department at Pamida's headquarters. Such circulars advertise brand-name and other merchandise at significant price reductions and are inserted into local newspapers or mailed directly to customers. Pamida also uses local shoppers publications and coupon books. During fiscal 1998, Pamida spent approximately $10,468,000 (net of promotional allowances provided by vendors) on advertising, which represented approximately 1.6% of fiscal 1998 sales.

     PURCHASING AND DISTRIBUTION.

     Pamida maintains a centralized purchasing and store planning staff at its executive offices. The merchandising department includes two general merchandise managers, five hardlines divisional merchandise managers and three apparel divisional merchandise managers. Each of the divisional merchandise managers supervises from five to seven buyers. Members of the Company's experienced buying staff regularly attend major trade shows, visit both domestic and overseas markets and meet with vendor representatives at the Company's headquarters.

     The merchandise in the Company's stores is purchased from over 3,000 primary manufacturers and suppliers and numerous other vendors. Centralized purchasing enables Pamida to more effectively control the cost of merchandise and to take advantage of promotional programs and volume discounts offered by certain vendors. The Company continuously seeks to optimize merchandise costs, including promotional allowances offered by its suppliers. Pamida also has centralized the management of returned merchandise, which enables the Company to most effectively secure vendor credits and refunds with respect to such merchandise.

     The Company's point-of-sale data capture equipment located in its stores provides current information to Pamida's buyers to assist them in managing inventories, effecting prompt reorders of popular items, eliminating slow-selling merchandise and reducing markdowns.

     Seaway Importing Company, a wholly-owned subsidiary of Pamida, imports a wide variety of merchandise, including sporting goods, pet supplies, toys, electronic items, apparel, hair care items, painting supplies, automotive items and hardware, for sale in Pamida's stores.

     During fiscal 1998, approximately 79% of Pamida's merchandise was distributed to the stores through Pamida's own distribution centers, while the remaining merchandise was supplied directly to the stores by manufacturers or distributors.

     COMPETITION.

     The general merchandise retail business is highly competitive. The Company's stores generally compete with other general merchandise retailers, supermarkets, drug and specialty stores, mail order and catalog merchants and, in some communities, department stores.. Competitors consist both of independent stores and of regional and national chains, some of which have substantially greater resources than the Company. The type and degree of competition and the number of competitors which Pamida's stores face vary significantly by market.

     Pamida believes that the principal areas of competition in the general merchandise retail industry are store location, price, merchandise selection, quality and customer service, although numerous other factors also affect the competitive position of any particular store. Among the methods that the Company employs to build customer loyalty and satisfaction are weekly advertised specials, reliable in-stocks, competitive pricing, clean and orderly stores, friendly well-trained personnel, a liberal return policy and a wide variety of special customer services offered under themes such as "Hometown Values", "We Care" and "We're Listening".

     Pamida stores generally are located in small towns, normally county seats, where there is no direct local competition from another major general merchandise retailer and which may be either too small to support more than one major general merchandise retailer (thereby creating a potential barrier to entry by a major competitor) or too small to attract competitors whose stores generally are designed to serve larger populations. The Company believes that, in terms of sales, it is the leading general merchandise retailer in over 77% of the communities in which its stores are located.

     At February 1, 1998, 115 of Pamida's 148 stores were located in communities in which there was no direct local competition from other major general merchandise retailers. As of that date, Kmart, Alco, Wal-Mart, Target and ShopKo had stores in 16, 11, 10, 2 and 1 communities, respectively, where Pamida stores are located; however, because some of these communities have more than one of such competitors, only 33 Pamida stores face direct local competition from such retail chains. In recent years the Company's business strategy has been to focus its store expansion program on communities with less likelihood of the entry of a new major competitor, but there can be no assurance that in the future major competitors will not open additional stores in the Company's markets.

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

     EMPLOYEES.

     As of February 1, 1998, Pamida had approximately 5,600 employees, of whom approximately 2,700 were full-time and 2,900 were part-time. The number of employees varies on a seasonal basis. Pamida's employees are not represented by a labor union, and the Company believes that its relations with its employees are good.

     At February 1, 1998, the average length of service of the Company's management staff was as follows:

                                                                    Average
                                                                     Years
                                                  Number           of Service
                                                  ------           ----------
     Top Management                                  2                16.2
     Senior Vice Presidents and Vice Presidents     18                 7.1
     District Managers                              12                20.5
     Pharmacy District Supervisors                   4                 5.3
     Store Managers                                148                11.4
     Pharmacy Managers                              44                 3.4


     Pamida's human resources department is responsible for company-wide salary and wage administration, as well as all benefits. The human resources department works closely with store operations in the development and administration of Pamida's store-level employee training programs. In addition, Pamida has an ongoing program for the development of management personnel to fill positions in all facets of the Company's operations and makes a concerted effort to identify and train potential successors for all of its key middle and senior managers.

ITEM 2. PROPERTIES.

     At February 1, 1998, the Company owned 19 of its 148 store buildings, while its remaining 129 stores operated in leased premises. A substantial majority of the Company's leases have renewal options, with approximately 53% of the leases having unexpired current terms of five years or more. The following table provides information relating to the remaining lease terms for the Company's leased stores at February 1, 1998:

                  Leases Expiring               Number of Leased Stores
           During the Fiscal Year Ending (1)           2/01/98
           ---------------------------------    -----------------------
                     1999                                13
                     2000                                24
                     2001                                 5
                     2002                                 8
                     2003                                 6
                  Thereafter                             73
                                                        ---
                     Total                              129
                                                        ===
(1) Includes renewal options.

     Pamida's management believes that the physical condition of the Company's stores generally is very good. All of the Company's stores are continuously updated to conform to Pamida's operating and merchandising standards.

     The Company's general offices and one of its three distribution centers are located in a 215,000 square foot building in Omaha, Nebraska, owned by the Company. This facility contains approximately 135,000 square feet of warehouse space and approximately 80,000 square feet of office space.

     Pamida's primary distribution center is a 336,000 square foot "flow-through" facility situated on a 22-acre tract of land in Omaha approximately one mile from the distribution center described above. This facility, which is owned by Pamida, serves primarily as a redistribution center for bulk shipments and promotional merchandise on which cost savings can be realized through quantity purchasing. Pamida also owns an additional 10-acre tract of land adjacent to such distribution center which would permit that facility to be further expanded by almost 60%.

     In July 1997, the Company began operations in a new 200,000 square foot distribution center in Lebanon, Indiana. The facility, which is leased through April 2007, redistributes bulk shipments and promotional merchandise to stores in the Company's eastern sales districts. Future expansion of the facility is being considered. This distribution facility replaced a 100,000 square foot warehouse facility previously operated by the Company in the Milwaukee, Wisconsin area.

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

ITEM 3. LEGAL PROCEEDINGS.

     Pamida is a party to a number of lawsuits incidental to its business, the outcome of which, both individually and in the aggregate, is not expected to have a material adverse effect on the Company's operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company is a wholly-owned subsidiary of Holdings. There is no market for the Company's common equity. Because the Company pays dividends on its common stock only to its parent corporation, no information is provided concerning past dividend payments or anticipated future dividend payments.

ITEM 6. SELECTED FINANCIAL DATA.

                          PAMIDA, INC. AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA
                        (IN THOUSANDS, EXCEPT OTHER DATA)

                                                                      Fiscal Year Ended
                                            -------------------------------------------------------------------
                                            February 1,  February 2,    January 28,   January 29,   January 30,
                                               1998        1997 (1)        1996          1995          1994
                                            -----------   -----------   -----------   -----------   -----------
INCOME STATEMENT DATA:
  Sales ...............................     $   657,017   $   633,189   $   736,315   $   711,019   $   656,910
  Gross profit ........................         161,935       154,090       177,688       177,367       158,906
  Selling, general and
    administrative expenses ...........         129,014       125,086       151,063       143,551       133,887
                                            -----------   -----------   -----------   -----------   -----------
  Operating income ....................          32,921        29,004        26,625        33,816        25,019
  Interest expense ....................          25,644        25,308        25,616        23,904        23,515
  Long-lived asset write-off ..........               -             -        78,551             -             -
  Store closing costs .................               -             -        21,397             -             -
                                            -----------   -----------   -----------   -----------   -----------
  Income (loss) before
    provision for income taxes
    and extraordinary item ............           7,277         3,696       (98,939)        9,912         1,504
  Income tax provision
    (benefit) .........................             644             -        (6,412)        4,782         1,562
                                            -----------   -----------   -----------   -----------   -----------
  Income (loss) before
    extraordinary item ................           6,633         3,696       (92,527)        5,130           (58)
  Extraordinary item (2) ..............               -             -             -             -        (4,943)
                                            -----------   -----------   -----------   -----------   -----------
  Net  income (loss) ..................     $     6,633   $     3,696   $   (92,527)  $     5,130   $    (5,001)
                                            ===========   ===========   ===========   ===========   ===========
BALANCE SHEET DATA:
  Working capital .....................     $    35,199   $    28,645   $    33,874   $    46,684   $    41,145
  Total assets ........................         260,843       269,152       258,470       354,309       314,816
  Long-term debt (less current portion)         140,289       140,364       140,411       141,745       141,938
  Obligations under capital
    leases (less current portion) .....          32,156        33,999        36,559        43,050        35,618
  Common stockholder's
    (deficit) equity ..................         (50,897)      (57,530)      (61,226)       31,301        26,171

OTHER DATA:
  Team members ........................           5,600         5,700         7,200         7,200         6,100
  Number of stores ....................             148           148           184           184           173
  Retail square feet
    (in millions) .....................            4.41          4.35          5.22          5.09          4.68


(1)  Represents a 53-week year.

(2) In fiscal 1994, Pamida incurred an extraordinary charge of $4,943, net of income tax benefit of $3,095, for the write-offs of unamortized deferred financing costs and unamortized original issue discount and the payment of redemption premiums relating to the early extinguishment of the Series A and Series B Senior Subordinated Debentures and the Subordinated Debentures of Pamida. This charge further included the write-off of unamortized deferred financing costs relating to the early extinguishment of amounts outstanding under Pamida's former bank credit agreement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                  PAMIDA, INC
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          (DOLLAR AMOUNTS IN THOUSANDS)


YEAR ENDED FEBRUARY 1, 1998 COMPARED TO YEAR ENDED FEBRUARY 2, 1997

     SALES - Total sales during the 52-week fiscal 1998 period increased by $23,828, or 3.8%, from the 53-week fiscal 1997 period. On a 52 to 52-week basis, total net sales increased by 5.2%. During fiscal 1998, sales in comparable stores increased by $24,135, or 4.0%.

     During fiscal 1998, the Company opened three new stores, of which one is located in a new market and two were relocations; the Company also closed one store (which will be replaced during fiscal 1999 by a new store in the same market), resulting in a net increase in selling area during the fiscal year of approximately 61,000 square feet to a total of approximately 4,408,000 square feet.

     The Company experienced sales increases in most merchandise categories during fiscal 1998. The most significant increases occurred in pharmacy prescriptions, housewares, toys, athletic shoes and team sports apparel. Other categories experiencing notable gains were stationery, sporting goods, appliances, paper and cleaning supplies and pets. The Company experienced sales decreases in several categories. The largest dollar decreases were in the automotive, mens' fashion apparel, jewelry and watches and juniors' apparel categories.

     GROSS PROFIT - Gross profit for the 52-week fiscal 1998 period increased by $7,845, or 5.1%, compared to the 53-week fiscal 1997 period. As a percentage of sales, gross profit improved to 24.6% from 24.3%. The Company's merchandise gross margin as a percentage of sales decreased to 27.6% in fiscal 1998 from 27.8% in fiscal 1997. The decrease in merchandise gross margin percent of sales was offset by substantial expense reductions in the warehouse and distribution areas made possible by operating efficiencies gained largely from a new warehouse management system implemented during fiscal 1997. During the prior fiscal year, the Company incurred higher than normal labor cost in the warehouse and distribution areas due to implementation issues related to the warehouse management system. Total warehouse and distribution costs amounted to 2.8% of sales compared to 3.3% last year.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A) expense increased $3,928, or 3.1%, to $129,014 in fiscal 1998 from $125,086 in fiscal 1997. As a percentage of sales, SG&A expense decreased to 19.6% from 19.8% last year. Most of the total net increase in SG&A expense for the year was attributable to higher corporate general and administrative expenses, primarily involving planned increases in payroll and incentive compensation expenses. Store occupancy costs increased by $1,030, but remained at 3.9% as a percentage of net sales for both fiscal 1998 and 1997. Store payroll costs and controllable costs decreased by $391 and $163, respectively, during fiscal 1998 as compared to last year. As a percentage of net sales, store payroll costs and controllable costs decreased from 8.0% to 7.7% and 3.0% to 2.9% for the fiscal periods ended 1998 and 1997, respectively.

     INTEREST expense increased by $336, or 1.3%, for fiscal 1998 compared to fiscal 1997 because of higher outstanding balances on the revolving line of credit resulting from higher investments in basic inventory during the year as well as the funding of certain of the Company's information systems initiatives. This increase was offset in part by decreased interest related to lower average outstanding capitalized lease obligations in fiscal 1998 compared to fiscal 1997.

     INCOME TAX PROVISION - The Company had deferred tax assets, initially recorded at the end of fiscal 1996, related to certain tax credit carryforwards which resulted from prior year store closing charges. The Company had also recorded a valuation allowance related to these assets. The Company's valuation allowance was utilized during fiscal 1998 to partially offset income taxes from normal operating activities of the Company. The Company expects that operations in future periods will be taxed at a normal tax rate. No provision for income taxes was recorded during fiscal 1997 as this expense was offset by the reversal of a portion of the valuation allowance.

YEAR ENDED FEBRUARY 2, 1997 COMPARED TO YEAR ENDED JANUARY 28, 1996

     SALES - As discussed in Note L to the financial statements, the Company closed forty stores at the end of fiscal 1996 in unprofitable or highly competitive markets which did not fit the Company's niche market strategy. Consequently, the Company experienced a planned decrease in total sales for fiscal 1997 of $103,126 or 14.0% compared to fiscal 1996 due primarily to the reduced number of stores. During fiscal 1997 the Company opened eight new prototype stores, of which six are located in new markets and two were relocations; the Company also closed two stores, resulting in a net increase in selling area during the fiscal year of approximately 216,000 square feet (not including changes relating to the forty stores closed as of fiscal year end
1996) to a total of 4,348,000 square feet. As of February 2, 1997, the Company's store base included 35 of the Company's most recent store prototype, which represented 28.7% of the Company's total selling square feet.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's business is seasonal with first quarter sales (February through April) being lower than sales during the other three quarters, while fourth quarter sales (November through January) have represented approximately 29% of the full year's retail sales in recent years and normally involve a greater proportion of higher margin sales.

     The Company has satisfied its seasonal liquidity requirements primarily through a combination of funds provided from operations and from a revolving credit facility. Funds provided by operating activities totaled $16,990 in fiscal 1998, and funds used by operating activities totaled $11,577 in fiscal 1997. Funds provided from operations totaled $4,029 in fiscal 1996. The positive change in cash flow from operating activities from fiscal 1997 to fiscal 1998 was primarily the result of improved operating results, a net decrease in inventory and increases in operating and tax liabilities. The change in cash flow from operating activities from fiscal 1996 to fiscal 1997 was primarily the result of planned net increases in inventory and other operating assets and decreases in accounts payable and other operating liabilities. These decreases in cash flow were offset in part by changes in deferred income taxes.

     Effective March 17, 1997, the term of the Company's committed Loan and Security Agreement (the Agreement) was extended to March 2000 and the maximum borrowing limit of the facility was increased to $95,000 from $70,000, which had been the limit throughout fiscal 1997. Prior to March 17, 1997, borrowings under the Agreement bore interest at a rate which was .75% per annum greater than the applicable prime rate. Effective March 17, 1997, borrowings under the Agreement bore interest at a rate which is tied to prime rate or the London Interbank Offered Rate (LIBOR), generally at the Company's discretion. The amounts the Company is permitted to borrow are determined by a formula based upon the amount of the Company's eligible inventory from time to time. Such borrowings are secured by security interests in all of the current assets (including inventory) of the Company and by liens on certain real estate interests and other property of the Company. Pamida Holdings Corporation ("Holdings") and two subsidiaries of the Company have guaranteed the payment and performance of the Company's obligations under the Loan and Security Agreement and have pledged some or all of their respective assets, including the stock of the Company owned by Holdings, to secure such guarantees.

     The Agreement contains provisions imposing operating and financial restrictions on the Company. Certain provisions of the Agreement require the maintenance of specified amounts of tangible net worth (as defined) and working capital and the achievement of specified minimum amounts of cash flow (as defined). Other restrictions in the Agreement and those provided under the Indenture relating to the Senior Subordinated Notes will affect, among other things, the ability of the Company to incur additional indebtedness, pay dividends, repay indebtedness prior to its stated maturity, create liens, enter into leases, sell assets or engage in mergers or acquisitions, make capital expenditures and make investments. These covenants currently have not had an impact on the Company's ability to fully utilize the revolving credit facility. However, certain of the covenants, such as those which restrict the ability of the Company to incur indebtedness or encumber its property or which impose restrictions on or otherwise limit the Company's ability to engage in sale-lease-back transactions, may at some future time prevent the Company from pursuing its store expansion program at the rate that the Company desires.

     Obligations under the Agreement were $45,194 at February 1, 1998 and $57,115 at February 2, 1997. As noted above, this facility expires in March 2000, and the Company intends to refinance any outstanding balance by such date. Borrowings under the Agreement are senior to the Senior Subordinated Notes of the Company. The Company had long-term debt and obligations under capital leases of $172,445 at February 1, 1998 and $174,363 at February 2, 1997. The Company's ability to satisfy scheduled principal and interest payments under such obligations in the ordinary course of business is dependent primarily upon the sufficiency of the Company's operating cash flow. At February 1, 1998, the Company was in compliance with all covenants contained in its various financing agreements.

     On December 18, 1992, the promissory notes of Holdings were amended effective as of December 1, 1992 to provide that, until the obligations of the Company and Holdings under certain of the Company's credit agreements had been repaid, the quarterly interest payments on the promissory notes of Holdings were to be paid in kind. Holdings repaid all of the promissory notes with common stock of Holdings on November 18, 1997.

     Holdings reclassified all of its preferred stock into common stock of Holdings effective November 18, 1997. Accordingly, Holdings has no remaining obligations related to its preferred stock as of the end of fiscal 1998. The Company paid Holdings $315 in fiscal 1996 under a tax-sharing agreement to enable Holdings to pay quarterly dividends to its preferred stockholders. During fiscal 1996, Holdings received $967 from the Company under a tax-sharing agreement as a reimbursement for certain tax benefits derived by the Company. Such remittance, along with $18 from the exercise of certain stock options, was used by Holdings to redeem Subordinated Promissory Notes, to repay intercompany balances of Holdings totaling $29, and to pay quarterly dividends on preferred stock. Since Holdings conducts no operations of its own, prior to the November 18, 1997 reclassification of the preferred stock, the only cash requirement of Holdings related to preferred stock dividends in the aggregate annual amount of approximately $316; and the Company was expressly permitted under its existing credit facilities to pay dividends to Holdings to fund such preferred stock dividends. However, the General Corporation Law of the State of Delaware, under which the Company and Holdings are incorporated, allows a corporation to declare or pay a dividend only from its surplus or from the current or the prior year's earnings. Due to the retained deficit resulting primarily from the store closings and the write-off of goodwill and other long-lived assets recognized in the fourth quarter of fiscal 1996, the Company and Holdings did not declare or pay any cash dividends in fiscal 1997.

     The Company made capital expenditures of $6,654 in fiscal 1998 compared to $4,947 during fiscal 1997. The Company also made expenditures of $3,848 and $3,680 in fiscal 1998 and 1997, respectively, related to information systems software. The Company plans to open eight new stores in fiscal 1999 and will consider additional opportunities for new store locations as they arise. Capital expenditures and information systems software costs are expected to total approximately $13,000 in fiscal 1999. The Company expects to fund these expenditures from cash flow from its operations. The costs of buildings and land for new store locations are expected to be financed by operating or capital leases with unaffiliated landlords. The Company's expansion program also will require inventory of approximately $1,000 to $1,200 for each new market store, which the Company expects to finance through trade credit, borrowings under the Agreement and cash flow from operations.

     The 1997 changes to the Agreement, along with expected improvements in the Company's cash flow from operations, should provide adequate resources to meet the Company's near term liquidity requirements. On a long-term basis, the Company's expansion will require continued investments in store locations, distribution and infrastructure enhancements and working capital. The Company expects to continue to finance some of these investments through leases from unaffiliated landlords, trade credit, borrowings under the Agreement and cash flow from operations but ultimately will need to explore additional sources of funds which may include additional capital structure changes. Currently, it is not possible for the Company to predict with any certainty either the timing or the availability of such additional financing.

YEAR 2000 COMPLIANCE

     The Company has developed a comprehensive plan to mitigate the Company's exposure to potential problems with its systems' ability to properly process data beyond the calendar year 1999, which is commonly referred to as Year 2000 compliance. The Company has completed implementation of several new systems and is at various stages of implementation of others which replace legacy systems. The Company plans to complete installation of current releases or upgrades for all of these systems no later than July, 1999 to help ensure that these systems will be Year 2000 compliant. All of these systems have substantially improved functionality over the Company's legacy systems which they replace and will, therefore, be capitalized. Failure to implement such releases or upgrades, or the failure of the vendors of the aforementioned software to have eliminated the potential Year 2000 issues within the software, could materially and adversely affect the Company's operations and financial results. The cost of directly addressing Year 2000 compliance for legacy systems which are not planned to be replaced by new systems is expensed as incurred and is not expected to be material.

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

FORWARD-LOOKING STATEMENTS

     This management's discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such statements are made in good faith by the Company pursuant to the safe-harbor provisions of the 1995 Act. In connection with these safe-harbor provisions, this management's discussion and analysis contains certain forward-looking statements which reflect management's current views and estimates of future economic circumstances, industry conditions, company performance, Year 2000 compliance and financial results. The statements are based on many assumptions and factors including sales results, expense levels, competition and interest rates as well as other risks and uncertainties inherent in the Company's business, capital structure and the retail industry in general. Any changes in these factors could result in significantly different results. The Company further cautions that the forward-looking information contained herein is not exhaustive or exclusive. The Company does not undertake to update any forward-looking statements which may be made from time to time by or on behalf of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                                  PAMIDA, INC.
                          INDEPENDENT AUDITORS' REPORT



INDEPENDENT AUDITORS' REPORT

Board of Directors
Pamida Inc.
Omaha, Nebraska



     We have audited the accompanying consolidated balance sheets of Pamida, Inc. (a wholly-owned subsidiary of Pamida Holdings Corporation) and subsidiaries as of February 1, 1998 and February 2, 1997, and the related consolidated statements of operations, common stockholder's equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of operations, common stockholder's equity and cash flows for the year ended January 28, 1996, were audited by other auditors, whose report, dated March 26, 1996, expressed an unqualified opinion on those statements and included an explanatory paragraph that described the adoption of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

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

     In our opinion, such 1998 and 1997 financial statements present fairly, in all material respects, the financial position of Pamida, Inc. and subsidiaries as of February 1, 1998 and February 2, 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Omaha, Nebraska
March 5, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Pamida, Inc.
Omaha, Nebraska

We have audited the accompanying consolidated statements of operations, common stockholder's equity and cash flows of Pamida, Inc. and Subsidiaries for the year ended January 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides reasonable a basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Pamida, Inc. and Subsidiaries for the year ended January 28, 1996, in conformity with generally accepted accounting principles.

As discussed in Note K to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No 121, "Accounting for the Impairment of' Long-Lived Assets and for Long-Lived Assets To Be Disposed Of."


/s/ Coopers & Lybrand L.L.P.

Chicago, Illinois
March 26, 1996


                         PAMIDA , INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Dollar amounts in thousands)


                                                                  Fiscal Year Ended
                                                       ---------------------------------------
                                                       February 1,   February 2,   January 28,
                                                          1998         1997           1996
                                                       (52 Weeks)    (53 Weeks)    (52 Weeks)
                                                       -----------   -----------   -----------
Sales............................................      $   657,017   $   633,189   $   736,315
Cost of goods sold...............................          495,082       479,099       558,627
                                                       -----------   -----------   -----------
Gross profit.....................................          161,935       154,090       177,688

Expenses:
  Selling, general and administrative............          129,014       125,086       151,063
  Interest.......................................           25,644        25,308        25,616
  Long-lived asset write-off.....................                -             -        78,551
  Store closing costs............................                -             -        21,397
                                                       -----------   -----------   -----------
                                                           154,658       150,394       276,627
                                                       -----------   -----------   -----------
Income (loss) before provision for income taxes..           7,277          3,696       (98,939)
Income tax provision (benefit)...................             644              -        (6,412)
                                                       -----------   -----------   -----------
Net income  (loss)...............................      $     6,633   $     3,696   $   (92,527)
                                                       ===========   ===========   ===========

See notes to consolidated financial statements.


                         PAMIDA , INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)


                                                                February 1,     February 2,
ASSETS                                                             1998            1997
Current assets:                                                 -----------     -----------
  Cash......................................................    $     6,816     $     6,973
  Accounts receivable, less allowance for doubtful
    accounts of $50 in both years.............................        8,901           6,935
  Merchandise inventories.....................................      152,927         157,490
  Prepaid expenses............................................        2,838           2,993
  Property held for sale......................................            -           1,748
                                                                -----------     -----------
    Total current assets......................................      171,482         176,139
Property, buildings and equipment, net........................       40,812          42,403
Leased property under capital leases, less accumulated
  amortization of $15,387 and $14,604, respectively...........       25,181          27,713
Deferred financing costs......................................        2,755           3,124
Other assets..................................................       20,613          19,773
                                                                -----------     -----------
                                                                $   260,843     $   269,152
                                                                ===========     ===========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable............................................  $    47,687     $    54,245
  Loan and security agreement.................................       45,194          57,115
  Accrued compensation........................................        5,768           3,860
  Accrued interest............................................        6,668           6,857
  Store closing reserve.......................................        1,564           4,521
  Other accrued expenses......................................       12,067          10,112
  Income taxes - deferred and current payable.................       15,445           8,956
  Current maturities of long-term debt........................           47              47
  Current obligations under capital leases....................        1,843           1,781
                                                                -----------     -----------
    Total current liabilities.................................      136,283         147,494
Long-term debt, less current maturities.......................      140,289         140,364
Obligations under capital leases, less current obligations....       32,156          33,999
Other long-term liabilities...................................        3,012           4,825
Commitments and contingencies (Note J)........................            -               -

Common stockholder's equity:
  Common stock, $.01 par value;  10,000 shares authorized;
    1,000 shares issued  and outstanding, respectively .......            -               -
  Additional paid-in capital..................................       17,000          17,000
  Accumulated deficit.........................................      (67,897)        (74,530)
                                                                -----------     -----------
    Total common stockholder's deficit........................      (50,897)        (57,530)
                                                                -----------     -----------
                                                                $   260,843     $   269,152
                                                                ===========     ===========

See notes to consolidated financial statements.

                         PAMIDA , INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY
                          (Dollar amounts in thousands)


                                                                    Retained
                                                    Additional       Earnings
                                       Common        Paid-in       (Accumulated
                                       Stock         Capital         Deficit)
                                     -----------    -----------    -----------
Balance at January 29, 1995.......   $         -    $    17,000    $    14,301

    Net loss......................             -              -        (92,527)
                                     -----------    -----------    -----------
Balance at January 28, 1996.......             -         17,000        (78,226)

    Net income....................             -              -          3,696
                                     -----------    -----------    -----------
Balance at February 2, 1997.......             -         17,000        (74,530)

    Net income....................             -              -          6,633
                                     -----------    -----------    -----------
Balance at February 1, 1998.......   $         -    $    17,000    $   (67,897)
                                     ===========    ===========    ===========

See notes to consolidated financial statements.


                         PAMIDA , INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)


                                                                      Fiscal Year Ended
                                                            ---------------------------------------
                                                            February 1,   February 2,   January 28,
                                                               1998          1997           1996
                                                            (52 Weeks)     (53 Weeks)   (52 Weeks)
                                                            -----------   -----------   -----------
Cash flows from operating activities:
  Net income (loss)  ..................................     $     6,633   $     3,696   $   (92,527)
                                                            -----------   -----------   -----------
    Adjustments to reconcile net income (loss) to net cash
    from operating activities:
      Depreciation and amortization....................          12,585        11,647        15,335
      Provision (credit) for LIFO inventory valuation..             606           874          (585)
      (Credit) provision for deferred income taxes.....          (3,297)        3,305        (6,647)
      Gain on disposal of assets.......................            (150)          (56)         (982)
      Deferred retirement benefits.....................            (142)         (125)           13
      Long-lived assets write-off .....................               -             -        78,551
      Store closing costs..............................          (3,457)       (3,726)       21,397
      Decrease (increase) in merchandise inventories...           3,957        (7,527)        4,532
      Increase in other operating assets...............          (5,231)       (5,630)       (3,840)
      Decrease in accounts payable.....................          (6,558)       (8,842)       (6,749)
      Increase (decrease) in income taxes payable......           7,781        (3,250)       (4,124)
      Increase (decrease in other operating liabilities           4,263        (1,943)         (345)
                                                            -----------   -----------   -----------
    Total adjustments                                            10,357       (15,273)       96,556
                                                            -----------   -----------   -----------
    Net cash from operating activities.................          16,990       (11,577)        4,029
                                                            -----------   -----------   -----------
Cash flows from investing activities:
  Capital expenditures.................................          (6,654)       (4,947)       (9,265)
  Proceeds from disposal of assets.....................           1,701           917         1,163
  Principal payments received on notes receivable......              18            16            15
  Assets acquired for sale.............................               -          (391)            -
  Changes in constructed stores to be refinanced
    through lease financing............................           1,790        (5,845)       (4,412)
                                                            -----------   -----------   -----------
    Net cash from investing activities.................          (3,145)       (10,250)     (12,499)
                                                            -----------   -----------   -----------
Cash flows from financing activities:
  Borrowings under loan and security agreement, net....         (11,921)       25,527        10,986
  Principal payments on other long-term debt...........             (75)       (1,335)         (193)
  Payments for deferred finance costs..................            (225)          (54)          (13)
  Principal payments on capital lease obligations......          (1,781)       (2,636)       (2,071)
                                                            -----------   -----------   -----------
    Net cash from financing activities.................         (14,002)       21,502         8,709
                                                            -----------   -----------   -----------
    Net (decrease) increase in cash....................            (157)         (325)          239
    Cash at beginning of year..........................           6,973         7,298         7,059
                                                            -----------   -----------   -----------
    Cash at end of year................................      $    6,816   $     6,973   $     7,298
                                                            ===========   ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid (received) during the year for:
    Interest...........................................      $   25,834   $    24,804   $    25,584
    Income taxes:
      Payments to taxing authorities...................             112           386         3,622
      Payments to Pamida Holdings Corporation for
        benefit of loss from operations................               -             -           967
    Refunds received from taxing authorities...........          (3,952)         (442)         (231)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
  Capital lease obligations incurred when the
    Company entered into lease agreements for
    new store facilities and equipment.................      $        -   $        11   $       620
  Capital lease obligations terminated.................               -             -           154

See notes to consolidated financial statements.

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

     LINE OF BUSINESS - The Company is engaged in the operation of general merchandise retail stores in a fifteen-state Midwestern, North Central and Rocky Mountain area. Seaway imports primarily seasonal merchandise for sale to Pamida. Pamida Transportation Company operated as a contract carrier for Pamida until July 1995, at which time independent contractors were engaged to provide all transportation needs of the Company. Because of the similarity in nature of the Company's businesses, the Company considers itself to be a single business segment.

     REVENUE RECOGNITION - Pamida operates its stores on a self-service, primarily cash-and-carry basis. Because of the insignificance of sales returns, revenue is recognized at the point-of-sale without allowance for returns.

     CASH FLOW REPORTING - For purposes of the statement of cash flows, the Company considers all temporary cash investments purchased with a maturity of three months or less to be cash equivalents. There were no temporary investments at February 1, 1998 and February 2, 1997.

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

     DEFERRED FINANCING COSTS AND ORIGINAL ISSUE DEBT DISCOUNT - Deferred financing costs are being amortized using the straight-line method over the terms of the issues which approximates the effective interest method. Original issue debt discount is being amortized using the effective interest method over the terms of the issues.

     ADVERTISING COSTS - Advertising costs are expensed as incurred and totaled $10,468, $11,653 and $16,381 for fiscal years 1998, 1997 and 1996, respectively.

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

     NEW ACCOUNTING PRONOUNCEMENTS - In June 1997, the FASB adopted SFAS No. 130, "Reporting Comprehensive Income", and No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement is effective for the Company's fiscal 1999 financial statements. SFAS 131, also effective in fiscal 1999, redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company currently complies with most provisions of the statements and any incremental disclosure required is expected to be minimal.

     RECLASSIFICATIONS - Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.

B. EXCHANGE OF DEBT AND PREFERRED STOCK FOR COMMON STOCK

     On November 14, 1997, the stockholders of Holdings approved various proposals necessary to effect the payment of all of Holdings' outstanding Senior Promissory Notes, Subordinated Promissory Notes and Junior Subordinated Promissory Notes (collectively, the "Notes") with common stock of Holdings and to change and reclassify all of Holdings' outstanding preferred stock into common stock.

C. MERCHANDISE INVENTORIES

     Total inventories would have been higher at February 1, 1998 and February 2, 1997 by $7,180 and $6,574, respectively, had the FIFO (first-in, first-out) method been used to determine the cost of all inventories. On a FIFO basis, net income (loss) would have been $7,239, $4,570 and $(93,112), respectively, for fiscal years 1998, 1997, and 1996. During fiscal years 1998, 1997, and 1996, certain inventory quantities were reduced resulting in a liquidation of certain LIFO layers carried at costs which were lower than the cost of current purchases, the effect of which increased net income by $263, $116, and $125, respectively.

D. PROPERTY, BUILDINGS AND EQUIPMENT

     Property, buildings and equipment consists of:

                                                        Feb. 1,      Feb. 2,
                                                         1998           1997
                                                        --------     --------
     Land and land improvements....................     $  4,030     $  4,013
     Buildings and building improvements...........       22,183       22,076
     Store, warehouse and office equipment.........       59,842       59,668
     Vehicles and aircraft equipment...............        1,551        1,513
     Leasehold improvements........................       16,944       16,497
                                                        --------     --------
                                                         104,550      103,767
     Less accumulated depreciation and amortization       63,738       61,364
                                                        --------     --------
                                                        $ 40,812     $ 42,403
                                                        ========     ========

E. OTHER ASSETS

     Other assets consist of:

                                                        Feb. 1,      Feb. 2,
                                                         1998         1997
                                                        --------     --------
     Constructed stores to be refinanced
       through lease financing.....................     $  7,969     $ 10,257
      Unamortized software costs, net..............       10,435        7,541
      Other........................................        2,209        1,975
                                                        --------     --------
                                                        $ 20,613     $ 19,773
                                                        ========     ========

     The Company contracted for the construction of two and five store locations during the periods ended January 28, 1996 and February 2, 1997, respectively. The construction costs capitalized are recorded as other long-term assets during the period of construction and for the period following completion of construction to the date of sale of such stores through a lease financing arrangement. The construction costs for five stores remain in Other Assets at February 1, 1998. The cost of construction has been financed through the Company's working capital and cash flow from operations. The Company expects to obtain lease financing under favorable terms for each of the constructed stores in the near future.

F. FINANCING AGREEMENTS

     Effective March 17, 1997, the term of the Company's committed Loan and Security Agreement (the Agreement) was extended to March 2000, and the maximum borrowing limit of the facility was increased to $95,000 from $70,000, which had been the limit throughout fiscal 1997. Prior to March 17, 1997, borrowings under the Agreement bore interest at a rate which was 0.75% per annum greater than the applicable prime rate. Effective March 17, 1997, borrowings under the Agreement bear interest at a rate which is tied to the applicable prime rate or the London Interbank Offered Rate (LIBOR), generally at the Company's discretion. The amounts the Company is permitted to borrow under the Agreement are determined by a formula based upon the amount of the Company's eligible inventory from time to time.

     Borrowings of the Company under the Agreement are secured by security interests in substantially all of the current assets (including inventory) of the Company and by liens on certain real estate interests and other property of the Company. Holdings and two subsidiaries of the Company have guaranteed payment and performance of the Company's obligations under the Agreement and have pledged some or all of their respective assets, including the stock of the Company owned by Holdings, to secure such guarantees.

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

     The maximum amount of borrowings under the Agreement during fiscal 1998 and 1997 was $66,461 and $69,256, respectively. The weighted average amounts of borrowings under the Agreement for fiscal 1998 and 1997 were $52,869 and $43,002, respectively; and the weighted average interest rates were 9.8% and 10.0%, respectively.

     Long-term debt consists of:

                                                        Feb. 1,      Feb. 2,
                                                         1998         1997
                                                        --------     --------
     Senior Subordinated Notes, 11.75%,
       due March 2003..............................     $140,000     $140,000
     Industrial development bond, 5.5%, due in
       monthly installments through 2005...........          336          411
                                                        --------     --------
                                                         140,336      140,411
     Less current maturities.......................           47           47
                                                        --------     --------
                                                        $140,289     $140,364
                                                        ========     ========

     As of February 1, 1998, the fair value of long-term debt was $144,489 compared to its recorded value of $140,289. The fair value of long-term debt was estimated based on quoted market values for the notes. The aggregate maturities of long-term debt totals $47 in each of the next five fiscal years.

     The Senior Subordinated Notes are unsecured and are subordinate borrowings under the Agreement. Presently, under the most restrictive debt covenants, the Company is not permitted to pay dividends on its common stock.

G. INCOME TAXES

     Components of the income tax provision (benefit) from continuing operations are as follows:

                                                           Year Ended
                                                    ----------------------------
                                                    Feb. 1,   Feb.2,    Jan. 28,
                                                      1998     1997       1996
     Current:                                       -------   -------   -------
       Federal....................................  $ 3,132   $(3,436)  $  (212)
       State......................................      809       131       (23)
                                                    -------   -------   -------
                                                      3,941    (3,305)     (235)
     Deferred:                                      -------   -------   -------
       Federal....................................   (1,616)    3,189    (5,865)
       State......................................     (330)      116      (782)
     Utilization of tax
       benefit carryforward.......................    1,059         -         -
     Change in beginning of year
       valuation allowance .......................   (2,410)        -         -
                                                    -------   -------   -------
                                                     (3,297)    3,305    (6,647)
                                                    -------   -------   -------
     Total benefit from continuing operations.....  $   644   $     -   $(6,412)
                                                    =======   =======   =======

     The differences between the U.S. Federal statutory tax rate and the Company's effective tax rate are as follows:

                                                             Year Ended
                                                    ----------------------------
                                                    Feb. 1,   Feb. 2,   Jan. 28,
                                                     1998      1997       1996
                                                    -------   -------   -------
     Statutory rate...............................    34.0%     34.0%   (34.0)%
     State income tax effect......................     4.3       4.4     (1.2)%
     Amortization of the excess of cost over
       net assets acquired........................       -         -     24.8
     Valuation allowance..........................   (29.9)    (39.5)     3.8
     Other........................................      .4       1.1      0.1
                                                    -------   -------   -------
                                                       8.8%      0.0%    (6.5)%
                                                    =======   =======   =======

     Significant temporary differences between reported and taxable income that give rise to deferred tax assets and liabilities were as follows:

                                                    Feb. 1,   Feb. 2,
                                                     1998      1997
     Net current deferred tax liabilities:          ------    -------
         Inventories..............................  $13,910   $15,302
         Prepaid insurance........................      172       210
         Other....................................      423       412
         Post employment health costs.............     (135)     (189)
         Accrued expenses.........................   (2,192)     (941)
         Store closing costs......................   (1,246)   (2,570)
                                                    -------   -------
              Net current deferred tax liabilities   10,932    12,224
                                                    -------   -------
     Net long-term deferred tax liabilities:
         Property, buildings and equipment........    2,096     2,862
         Other....................................    1,836     1,436
         Valuation allowance......................        -     2,410
         Capital leases...........................   (3,377)   (3,089)
         Tax benefit carryforward.................     (800)   (1,859)
                                                    -------   -------
     Net long-term deferred tax
       (asset) liabilities .......................     (245)    1,760
                                                    -------   -------
     Net total deferred tax liabilities...........  $10,687   $13,984
                                                    =======   =======

     Net long-term deferred tax (asset) liabilities are classified with other assets or other long-term liabilities in the consolidated balance sheets of the Company. As of February 1, 1998 the Company had alternative minimum tax credit carryforwards totaling $800, which do not expire.

H. LEASES

     The majority of store facilities are leased under noncancelable leases. Substantially all of the leases are net leases which require the payment of property taxes, insurance and maintenance costs in addition to rental payments. Certain leases provide for additional rentals based on a percentage of sales and have renewal options for one or more periods totaling from one to twenty years.

     At February 1, 1998 the future minimum lease payments under capital and operating leases with rental terms of more than one year amounted to:


     Fiscal Year Ending                             Capital    Operating
                                                     Leases     Leases
                                                    --------   --------
       1999.......................................  $  5,659   $ 10,996
       2000.......................................     5,442      8,867
       2001.......................................     5,352      7,554
       2002.......................................     5,267      6,788
       2003.......................................     5,255      6,076
       Later years................................    36,129     61,356
                                                    --------   --------
       Total minimum obligations..................    63,104   $101,637
       Less amount representing interest..........    29,105   ========
                                                    --------
       Present value of net minimum lease payments    33,999
       Less current portion.......................     1,843
                                                    --------
       Long-term obligations......................  $ 32,156
                                                    ========

     The minimum rentals under operating leases have not been reduced by minimum sublease rentals of $157 due in the future under noncancelable subleases.

     Total rental expense related to all operating leases (including those with terms less than one year) is as follows:

                                                            Year Ended
                                                    ----------------------------
                                                    Feb. 1,   Feb. 2,   Jan. 28,
                                                     1998      1997      1996
                                                    -------   -------   -------
     Minimum rentals..............................  $11,669   $10,938   $11,715
     Contingent rentals...........................      272       258       399
     Less sublease rental income..................     (705)     (735)     (852)
                                                    -------   -------   -------
                                                    $11,236   $10,461   $11,262
                                                    =======   =======   =======

I. SAVINGS AND OTHER POSTEMPLOYMENT BENEFIT PLANS

     Pamida has adopted a 401(k) savings plan that covers all employees who are 21 years of age with one or more years of service. Participants can contribute from 1% to 15% of their pre-tax compensation. Pamida has currently elected to match 50% of the participant's contribution up to 5% of compensation. Pamida's savings plan contribution expenses for fiscal years 1998, 1997, and 1996 were $765, $770, and $749, respectively.

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

     The components of periodic expense for postretirement benefits in fiscal 1998, 1997 and 1996 were as follows:

                                                    Feb. 1,   Feb. 2,   Jan. 28,
                                                     1998      1997       1996
                                                    -------   -------   -------
     Annual postretirement benefit expense:
       Interest cost............................... $    11   $    16   $    32
       Amortization of unrecognized net obligations     (73)      (44)       (6)
                                                    -------   -------   -------
     Annual postretirement benefit (income) expense $   (62)  $   (28)  $    26
                                                    =======   =======   =======

     The accumulated postretirement benefit obligation consists of:

                                                    Feb. 1,   Feb. 2,
                                                     1998      1997
                                                    -------   -------
     Accumulated postretirementbenefit obligation   $   163   $   194
     Unrecognized gain...........................       189       299
                                                    -------   -------
     Accrued expense.............................   $   352   $   493
                                                    =======   =======

     A 5% increase in the cost of covered health care benefits was assumed for both fiscal 1998 and 1997. The rate of 5% is assumed to remain level after fiscal 1998. Assuming a 1% increase in the health care trend rate, the annual postretirement benefit expense would remain the same for both fiscal 1998 and 1997, and the unfunded accumulated postretirement benefit obligation would increase by $2 and $4 for fiscal 1998 and 1997, respectively. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% for both fiscal 1998 and 1997.

J. COMMITMENTS AND CONTINGENCIES

     The Company has employment agreements with three key executive officers which expire in 2000 and 2001. In addition to a base salary, the agreements provide for a bonus to be paid if certain Company performance goals are achieved. Also, in March 1997, the Board of Directors of Holdings approved a long-term incentive compensation program in order to enhance retention of certain key members of management. Payout under such program is tied to continued employment and future Holdings common stock price appreciation.

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

     On February 1, 1998, the Company had standby letters of credit outstanding totaling $2,379 related to the Company's self-insured retention of worker's compensation liabilities and future rental payments on a warehouse. Additional letters of credit outstanding totaling $5,017 were committed for purchases of merchandise inventory.

K. IMPAIRMENT OF LONG-LIVED ASSETS RECORDED IN FISCAL 1996

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

     Pre-Tax Components of Long-Lived Asset Write-Off As Reflected in the Statement of Operations for the year ended January 28, 1996:

                                                     SFAS       APB
                                                      121       17       Total
                                                    -------   -------   -------
     Goodwill....................................   $20,607   $49,406   $70,013
     Favorable leasehold interests...............     4,245     1,917     6,162
     Property, buildings and equipment...........     2,376         -     2,376
                                                    -------   -------   -------
     Total.......................................   $27,228   $51,323   $78,551
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

L. STORE CLOSINGS IN FISCAL 1996

     As discussed in Note K above, the Company's operating performance during fiscal 1996 was below plan. Management's analysis of individual stores' operations and cash flows resulted in the identification of forty unprofitable or competitive market stores which did not fit the Company's niche market strategy. Consequently, a charge was recorded at January 28, 1996 as indicated below to cover the costs necessary to close these stores. The Company received positive net cash flow from closing the stores due to cash generated from the disposition of related inventories. The amounts the Company will ultimately realize from the disposal of assets or pay on the resolution of liabilities may differ from the estimated amounts utilized in arriving at the income statement effect.

     Pre-Tax Components of fiscal 1996 Store Closing Costs

                                                       Income
                                                      Statement
                                                       Effect
                                                      ---------
     Real estate exit costs and write-off
       of property, buildings, and equipment........  $  11,455
     Inventory liquidation..........................      9,080
     Professional charges...........................        314
     Severance and other costs and fees.............        548
                                                      ---------
     Totals.........................................  $  21,397
                                                      =========

     The store closing reserve balance as of January 28, 1996 included amounts related to real estate, inventory, severance, professional fees and other costs of closing the forty stores. The liquidation of the closing stores inventory was completed in the second quarter of fiscal 1997. All known ancillary costs of the store closings have been paid except those related to the remaining real estate. During fiscal years 1997 and 1998, the Company negotiated settlements on twenty-five closed store properties which had been leased, three which had been subleased, and sold eight closed store properties which had been owned. As of February 1, 1998, the Company remains liable for lease obligations on seven closed store properties. The Company anticipates that final disposition of the remaining obligations will be completed in fiscal 1999 and 2000. There were no adjustments made during fiscal 1998 and 1997 to the store closing reserve other than cash inflows and outflows related to the store closings.

     The store closing reserve is presented in the balance sheets as follows:


                                               Feb. 1,   Feb. 2,
                                                 1998     1997
                                               -------   -------
    Store closing reserve (short-term)....     $ 1,564   $ 4,521
    Amount included in other
      long-term liabilities...............       1,690     2,190
                                                -------   -------
    Total.................................     $ 3,254   $ 6,711
                                               =======   =======

M. SUPPLEMENTAL FINANCIAL INFORMATION - CAPITALIZATION OF PAMIDA HOLDINGS CORPORATION

     The capitalization of Pamida Holdings Corporation is as follows:

                                                             Feb. 1,    Feb. 2,
                                                              1998       1997
                                                            --------   --------
     Long-term debt:
       Senior promissory notes, 15.5%, interest
         paid-in-kind quarterly, unsecured............      $      -   $  4,926
       Subordinated promissory notes, 16%, interest
         paid-in-kind quarterly, unsecured............             -     13,454
       Junior subordinated promissory notes, 16.25%,
         net of unamortized discount of $0 and $878,
         interest paid-in-kind quarterly, unsecured...             -      9,256
                                                            --------   --------

                                                                   -     27,636
                                                            --------   --------
     Preferred stock subject to mandatory redemption:
       16-1/4% senior cumulative preferred stock,
         $1 par value; 514 shares authorized; 0 and 514
         shares issued and outstanding................             -        514
       14-1/4% junior cumulative preferred stock, $1
         par value; 1,627 and 6,986 shares authorized;
         0 and 1,627 shares issued and outstanding;
         redemption amount of $0 and $1,627, less
         unamortized discount.........................             -      1,361
                                                            --------   --------
                                                                   -      1,875
                                                            --------   --------
     Common stockholders' equity:
       Common stock, $.01 par value; 25,000,000
         and 10,000,000 shares authorized; 5,970,439
         and 5,004,942 shares issued and outstanding..            60         50
       Nonvoting common stock, $.01 par value;
         4,000,000 and 2,000,000 shares authorized;
         3,050,473 and 0 shares issued and outstanding            30          -
       Additional paid-in capital.....................        30,586        968
       Accumulated deficit............................       (82,951)   (88,321)
                                                            --------   --------
                                                             (52,275)   (87,303)
                                                            --------   --------
           Total capitalization.......................      $(52,275)  $(57,792)
                                                            ========   ========

     The promissory notes were amended effective December 1, 1992 to provide that until the obligations of Holdings and the Company under certain credit agreements have been paid in full the quarterly interest payments on the notes will be paid in kind by increasing the principal amount of each note on the applicable quarterly payment date by the amount of accrued interest then being paid in kind. Interest on the notes paid in kind accrued at a rate which, in each case, was two percentage points higher than the applicable cash interest rate. The notes were paid in full on November 18, 1997, by the issuance of shares of common stock of Holdings.

     The preferred stock, including accrued dividends thereon, was changed and reclassified into common stock on November 18, 1997.

N. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended February 1, 1998 and February 2, 1997:

                            May 5,      August 3,    November 2,   February 1,
   Fiscal 1998              1997          1997          1997          1998          Year
   -----------------     -----------   -----------   -----------   -----------   -----------
   Sales.............     $   144,564   $   163,217   $   158,749   $   190,487   $   657,017

   Gross profit......     $    33,268   $    41,502   $    37,854   $    49,311   $   161,935

   Net (loss) income.     $    (4,246)  $     1,816   $     1,651   $     7,412   $     6,633

                           April 28,      July 28,    October 27,   February 2,
   Fiscal 1997               1996           1996         1996          1997          Year
   ------------------     -----------   -----------   -----------   -----------   -----------
   Sales.............     $   131,786   $   155,817   $   151,980   $   193,606   $   633,189

   Gross profit......     $    31,575   $    37,096   $    36,446   $    48,973   $   154,090

   Net (loss) income.     $    (3,711)  $      (215)  $     1,313   $     6,309   $     3,696

     Fourth quarter fiscal 1998 net income was favorably impacted by a LIFO benefit of $110 while the fourth quarter fiscal 1997 net income was unfavorably impacted by a LIFO provision of $424.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The information required by this item has been previously reported in the Form 8-K Current Report of the Company dated October 16, 1996.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors of the Company are Steven S. Fishman, Frank A. Washburn, and George R. Mihalko. The term of office of the directors of the Company is for one year and until their respective successors are elected. Messrs. Fishman and Washburn have been directors of the Company since 1993. Mr. Mihalko has been a director of the Company since 1996. Messrs. Fishman, Washburn, and Mihalko receive no compensation other than their regular compensation as officers and employees of the Company for serving as directors of the Company.

     Set forth below are the names, ages and positions with the Company of the directors and executive officers of the Company:

       Name                  Age                      Position
------------------           ---          --------------------------------
Steven S. Fishman            47           Chairman of the Board, President,
                                          Chief Executive Officer
                                          and Director

Frank A. Washburn            49           Executive Vice President , Chief
                                          Operating Officer and Director

Stephen D. Robinson          43           Senior Vice President-General
                                          Merchandise Manager (Softlines)

George R. Mihalko            43           Senior Vice President,  Chief
                                          Financial Officer and Treasurer

Donald Hendricksen           47           Senior Vice President-General
                                          Merchandise Manager (Hardlines)

Paul L. Knutson              40           Senior Vice President -
                                          Human Resources

Kurt Streitz                 49           Senior Vice President -
                                          Chief Information Officer

Robert C. Hafner             42           Senior Vice President -
                                          Marketing and Business Development

     Steven S. Fishman has served as President and Chief Executive Officer of the Company since April 1993 and as Chairman of the Board of the Company since August 1993. From 1988 to March 1993, Mr. Fishman was employed by Caldor, Inc. as Senior Vice President and General Merchandise Manager-Homelines.

     Frank A. Washburn has served as Chief Operating Officer of the Company since March 1997, and Executive Vice President-Corporate Operations of the Company since February 1995, having previously served as Senior Vice President-Human Resources, Real Estate and Store Development of the Company since 1993 and as Vice President-Human Resources of the Company from 1987 to 1993. Mr. Washburn joined the Company's predecessor in 1965.

     Stephen D. Robinson has served as Senior Vice President-General Merchandise Manager of the Company since he joined the Company in September 1993. From February 1992 to September 1993, Mr. Robinson served as Vice President of Sales and Marketing for Benchmark Home Products; from January 1991 to February 1992, Mr. Robinson was employed by Caldor, Inc. as an Operating Vice President and Divisional Merchandise Manager.

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

     Paul L. Knutson has served as Senior Vice President - Human Resources since March 1997. From July 1994 to March 1997, Mr. Knutson served as Vice President - Human Resources of the Company. Mr. Knutson was Manager of Benefits, Compensation and Human Resources Information Services at Lands' End from February 1992 to July 1994. Mr. Knutson served as Manager of Compensation and Benefits at Pamida before February 1992. He originally joined the Company in 1983.

     Kurt Streitz has served as Senior Vice President - Chief Information Officer of the Company since March 1997. Mr. Streitz was Principal - Organizational and Technology Transformation of Telluride Consulting Group from 1993 to 1995. He served as Vice President of Operational Development and Information Services at Arvida/JMB Partners from 1991 to 1993.

     Robert C. Hafner has served as Senior Vice President - Marketing and Business Development of the Company since November 24, 1997. From 1992 to 1995 Mr. Hafner was employed as a retail consultant by Integrated Marketing Solutions, and from 1995 to November 1997 he provided consulting services through his own company, Hafner & Associates, Inc. See Item 13.

     All executive officers of the Company may be removed from their positions as such officers at any time by the board of directors of the Company. However, Messrs. Fishman, Washburn and Mihalko have employment agreements with the Company which provide for the continuation of their employment with the Company (see Item 11).

ITEM 11. EXECUTIVE COMPENSATION.

     ANNUAL EXECUTIVE COMPENSATION.

     The following table shows the annual compensation paid by the Company for services rendered during the fiscal years ended February 1, 1998, February 2, 1997 and January 28, 1996 to the Chief Executive Officer of the Company and to the next four most highly compensated executive officers of the Company:

                COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

                           Summary Compensation Table
                                                                                   Long-Term
                                                                                 Compensation
                                         Annual Compensation                        Awards
                         ---------------------------------------------------     -------------
Name and                                                          Other          Stock Options
Principal                Fiscal                                   Annual          (Number of          All Other
Position                  Year       Salary       Bonus       Compensation(1)        Shares)       Compensation (2)
--------------------     ------     --------     --------     --------------     -------------     ----------------
Steven S. Fishman,         1998     $500,050     $234,242        $      -              6,200           $40,099
Chairman of the            1997     $506,973     $      -        $      -             25,800           $34,427
Board, President,          1996     $444,088     $      -        $      -              2,778           $24,310
and Chief Executive
Officer

Frank A. Washburn,         1998     $270,185     $128,833        $      -              3,000           $21,037
Executive Vice             1997     $223,127     $      -        $      -             13,000           $16,013
President and Chief        1996     $194,281     $ 25,000        $      -             14,667           $12,877
Operating Officer

Stephen D. Robinson,       1998     $248,512     $100,000        $      -              1,500           $19,586
Senior Vice                1997     $199,858     $ 20,000        $      -              6,500           $15,268
President-General          1996     $182,358     $ 15,000        $      -             14,667           $12,071
Merchandise Manager

George R. Mihalko,         1998     $207,396     $ 55,873        $      -              1,500           $18,665
Senior Vice                1997     $182,935     $ 15,000        $      -              6,500           $11,515
President and              1996     $ 58,385     $ 35,000        $ 29,836 (4)         10,000           $2,856
Chief Financial
Officer (3)

Donald Hendricksen,        1998     $171,877     $ 53,213        $      -              9,000           $ 9,069
Senior Vice                1997     $149,281     $ 25,000        $      -              6,500           $ 8,122
President-                 1996     $118,358     $    -          $      -                417           $ 8,122
General
Merchandise
Manager (5)
--------------------

(1) Except as otherwise indicated in this column, perquisites and other benefits, securities, or property for any of the named persons did not exceed the lesser of $50,000 or 10% of the total amount of annual salary and bonus.
(2) All Other Compensation for fiscal 1998 consists of contributions by the Company to its 401(k) plan and 1995 Deferred Compensation Plan ($4,000 and $36,099 for Mr. Fishman, $4,000 and $17,037 for Mr. Washburn, $4,000 and $15,586 for Mr. Robinson, $3,481 and $13,623 for Mr. Mihalko, and $4,296 and $4,773 for Mr. Hendricksen). The Company's Deferred Compensation Plan provides for elective salary deferrals by participants (not less than 2% and not more than 10% of base salary); the Company matches a participant's deferral quarterly up to 5% of base salary and credits a participant's deferral account quarterly with an interest equivalent at the rate of 7% per annum.
(3) Mr. Mihalko became an executive officer of the Company in September 1995. Prior to that time he was not employed by the Company.
(4) $16,849 of this amount was a sign-on bonus in connection with Mr. Mihalko's initial employment by the Company, and $11,873 of this amount was reimbursement of various moving and relocation expenses.
(5) Mr. Hendricksen became an executive officer of the Company in January 1996. Information concerning his prior employment by the Company appears on a previous page of this Form 10-K.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                 Potential
                                                                              Realizable Value at
                                                                                Assumed Annual
                                                                              Rates of Stock Price
                                                                                 Appreciation
                                    Individual Grants (1)                     for Option Term  (2)
------------------------------------------------------------------------      --------------------
                                   % of Total
                                     Options
                        Options     Granted to
                        Granted     Employees     Exercise
                      (Number of    in Fiscal      Price      Expiration
         Name            Shares)       Year        ($/Sh)        Date           5%          10%
-------------------   ----------   -----------    -------     ----------      -------     -------
Steven S. Fishman      6,200 (3)       15.2%      $3.0625       3-6-07        $11,941     $30,261
Frank A. Washburn      3,000 (3)        7.4%      $3.0625       3-6-07        $ 5,778     $14,642
Stephen D. Robinson    1,500 (3)        3.7%      $3.0625       3-6-07        $ 2,889     $ 7,321
George R. Mihalko      1,500 (3)        3.7%      $3.0625       3-6-07        $ 2,889     $ 7,321
Donald Hendricksen     9,000 (3)       22.1%      $3.0625       3-6-07        $17,334     $43,926
-------------------

(1) The options granted during fiscal 1998 were granted under the Pamida Holdings Corporation 1992 Stock Option Plan (the "Plan") by the Stock Option Committee of the Board of Directors of Holdings. Such options relate to shares of the Common Stock of Holdings, were granted at prices equal to the average of the high and low prices of such Common Stock on the American Stock Exchange on the date of the grants, and are intended to be incentive stock options for federal income tax purposes to the extent permitted by the Internal Revenue Code of 1986.
(2) The calculations are made at the 5% and 10% rates prescribed by Securities and Exchange Commission regulation and are not intended to forecast possible future appreciation of the Common Stock of Holdings. The calculations assume the indicated annual rates of appreciation of the exercise price for ten years on a compounded basis for all of the shares covered by the option, minus the aggregate exercise price.
(3) These options become exercisable in five equal annual installments beginning March 6, 1998, subject to the terms of the Plan and the applicable stock option agreement.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL-YEAR-END OPTION VALUES

                                                                Number of
                                                                  Shares             Value of
                                                                Underlying         Unexercised
                                                                Unexercised        In-the-Money
                                                                 Options at         Options at
                                                                 2-1-98 (1)         2-1-98 (2)
                                Number of
                             Shares Acquired       Value        Exercisable/       Exercisable/
         Name                  on Exercise        Realized     Unexercisable(2)    Unexercisable
-------------------          ---------------      --------     ---------------     -------------
Steven S. Fishman                     -               -            109,882            $79,675
                                                                    56,840            $51,098
Frank A. Washburn                     -               -             10,533            $ 8,926
                                                                    21,800            $30,263
Stephen D. Robinson                   -               -              9,233            $ 8,625
                                                                    15,100            $15,131
George R. Mihalko                     -               -              5,300            $ 5,900
                                                                    12,700            $19,256
Donald Hendricksen                    -               -              2,758            $ 7,640
                                                                    14,200            $27,788
-------------------

(1) All options relate to shares of the Common Stock of Holdings and were granted under the Pamida Holdings Corporation 1992 Stock Option Plan.
(2) Based upon the $4.75 market value of the underlying Common Stock of Holdings on January 30, 1998, the last day of the fiscal year on which trading in the Common Stock of Holdings occurred, minus the option exercise price for the shares covered by the option.

           LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR (1)

                                                 Performance or Other Period
         Name             Number of Unites       Until Maturation or Payment
-------------------       ----------------       ---------------------------
Steven S. Fishman              125,000                3-6-97 to 3-5-00
Frank A. Washburn               68,750                3-6-97 to 3-5-00
Stephen D. Robinson             48,000                3-6-97 to 3-5-00
George R. Mihalko               42,000                3-6-97 to 3-5-00
Donald Hendricksen              33,000                3-6-97 to 3-5-00

(1) Under separate Long-Term Incentive Award Agreements between the Company and each executive officer named in the table above, if such executive officer is a regular full-time employee of the Company at the close of business on March 5, 2000, and at such time has been continuously employed by the Company on a regular full-time basis since March 6, 1997, then the Company will pay such executive officer in cash on or before April 15, 2000, an amount equal to the product of the number of units set forth after such executive officer's name in the table above multiplied by the positive difference, if any, resulting from the subtraction of (a) $3.0625 from (b) the lesser of (i) the Average Price or (ii) $9.0625. "Average Price" means the average of the closing prices of the Common Stock of Holdings on the American Stock Exchange on the first 20 trading days subsequent to March 5, 2000, on which the Common Stock is traded on such Exchange. Each Long-Term Incentive Award Agreement also provides for a payment at the discretion of the Board of Directors if the executive officer's employment by the Company terminates prior to March 5, 2000, by reason of his death or disability and for certain payments based on the Common Stock price appreciation to the date of the event in the case of a change of control of Holdings or the Company or a termination of the executive officer's employment without cause.

     EMPLOYMENT AND OTHER AGREEMENTS.

     Mr. Fishman was employed by the Company as its President and Chief Executive Officer, effective April 19, 1993, pursuant to an employment agreement having a three-year term ending on April 18, 1996. On September 22, 1995, the Company and Holdings entered into a new employment agreement with Mr. Fishman which superseded the 1993 agreement except as otherwise described in this paragraph. The term of the 1995 agreement extends through April 18, 2001. Through April 18, 1996, Mr. Fishman was entitled to receive a base salary at an annual rate of $450,000 (the rate for such period provided for in the 1993 agreement); thereafter, Mr. Fishman is entitled to receive a base salary at an annual rate of not less than $500,000 for the remaining term of the 1995 agreement. Under the 1995 agreement, Mr. Fishman was entitled to and did receive a bonus for fiscal 1998 based upon the financial performance of Holdings and its subsidiaries on a consolidated basis and the comparable store sales performance of the Company's stores. The 1995 agreement requires the Board of Directors of Holdings and Mr. Fishman to agree periodically upon incentive bonus programs for Mr. Fishman for fiscal 1999 through 2001. Mr. Fishman's fiscal 1999 incentive bonus program provides for a potential incentive bonus based upon the financial performance of Holdings and its subsidiaries on a consolidated basis and the comparable store sales performance of the Company's stores. Mr. Fishman also is entitled to customary fringe benefits under the 1995 agreement. In the event of Mr. Fishman's death, his base salary would continue for 90 days, and his estate would be entitled to a pro rata portion of his incentive bonus (if any) for the fiscal year in which his death occurs. If Mr. Fishman's employment terminates for cause or by reason of his disability for a continuous period of six months, then he would be entitled to his base salary to the termination date, a pro rata portion of his incentive bonus (if any) for the fiscal year in which such termination occurs, and (only in the case of his disability) the continuation of certain fringe benefits until not later than his attainment of age 65. If Mr. Fishman's employment is terminated by Holdings or Pamida without cause prior to a Significant Corporate Event (as defined in the 1995 agreement), then he would be entitled to the continuation of his base salary through April 18, 2001 (less amounts which Mr. Fishman might receive from other employment), a pro rata portion of his incentive bonus (if any) for the fiscal year in which such termination occurs, the continuation of certain fringe benefits until the earlier of April 18, 2001, or his receipt of such benefits from another employer, and the equivalent of certain deferred compensation and 401(k) plan benefits which Mr. Fishman would lose as a result of his termination without cause. If the termination without cause occurs after a Significant Corporate Event, then Mr. Fishman also would be entitled to receive an incentive bonus for each of the next two 12-month periods (but not beyond April 18, 2001) in an amount equal to the average amount of the incentive bonuses (if any) which he received for the three fiscal years prior to the fiscal year during which such termination occurs. Significant Corporate Events are Holdings' ceasing to own all of the capital stock of the Company, the merger of the Company into a corporation of which Holdings' does not own a majority of the voting shares, the merger of Holdings into another corporation a majority of whose voting shares are owned by persons other than the previous majority owners of the Holdings, the acquisition by a person or group (other than 399 Venture Partners, Inc. or its affiliates) of 30% or more of the voting shares of Holdings, and a stockholder vote to dissolve the Company or dispose of all of its property and assets. The 1995 agreement also provides that Mr. Fishman is entitled to at least 12 months advance notice if Holdings and the Company do not intend to continue his employment after April 18, 2001, with at least the same base salary as then in effect and with a substantially similar incentive bonus program and fringe benefits; in the absence of such notice prior to April 18, 2000, Mr. Fishman would be entitled to certain compensation through the end of a 12-month period beginning when such notice actually is given. In March 1998 Mr. Fishman's annual base salary was increased to $525,000.

     Mr. Washburn has an employment agreement with Holdings and the Company, providing for his employment as Executive Vice President and Chief Operating Officer, which became effective on March 6, 1997, and has a term of three years. The agreement provides for a base salary at an annual rate of not less than $275,000 and in other material respects is substantially identical to Mr. Fishman's 1995 agreement described above. In March 1998 Mr. Washburn's annual base salary was increased to $325,000.

     Mr. Mihalko has an employment agreement with Holdings and the Company, providing for his employment as Senior Vice President and Chief Financial Officer, which became effective on March 6, 1997, and has a term of three years. The agreement provides for a base salary at an annual rate of not less than $210,000. In most other material respects, Mr. Mihalko's agreement is substantially similar to Mr. Fishman's 1995 agreement described above; however, Mr. Mihalko's agreement does not include provisions for certain bonus payments or certain continued salary payments and benefits in the event of the termination of Mr. Mihalko's employment for various reasons prior to the expiration of the three-year term or without at least 12 months' advance notice. In March 1998 Mr. Mihalko's annual base salary was increased to $230,000.

     The Company has an agreement with Mr. Robinson which provides that if Mr. Robinson's employment is terminated by the Company without cause (as defined in the agreement), then he will be entitled to receive severance pay in an amount equal to twice his then current annual base salary, payable over the 24-month period following the termination and with any remaining payments reduced by any wages earned by him during such 24-month period. Mr. Robinson's current annual base salary is $275,000.

     The Company has an agreement with Mr. Hendricksen which provides that if Mr. Hendricksen's employment is terminated by the Company without cause (as defined in the agreement), then he will be entitled to receive severance pay in an amount equal to his then current annual base salary, payable over the 12-month period following the termination and with any remaining payments reduced by any wages earned by him during such 12-month period. If Mr. Fishman is not the Chief Executive Officer of the Company at the time of such termination or ceases to be the Chief Executive Officer of the Company within three months after the time of such termination, then the severance pay of Mr. Hendricksen will be an amount equal to twice his then current annual base salary, payable over the 24-month period following the termination and with any remaining payments reduced by any wages earned by him during such 24-month period. Mr. Hendricksen's current annual base salary is $200,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Holdings owns 100% of the outstanding capital stock of the Company. Its address is the same as that of the Company.

     The following table sets forth information as to each class of equity securities of Holdings beneficially owned as of March 26, 1998, by each director of the Company, by certain executive officers of the Company and by all directors and executive officers of the Company as a group:

                                                                     Number of
                                               Shares of Common       Percent
                                             Stock Beneficially         of
     Beneficial Owner                             Owned (1)            Class
     -------------------                     ------------------      ---------
     Steven S. Fishman                           163,522 (2)           2.69%

     Frank A. Washburn                            28,233 (3)           0.47%

     Stephen D. Robinson                          12,933 (4)           0.22%

     George R. Mihalko                            14,375 (5)           0.24%

     Donald Hendricksen                           10,258 (6)           0.17%

     All directors and executive officers        257,345 (7)           4.20%
       as a group (8 persons)
     -------------------

(1) Each person named in the table above has sole voting power and sole investment power with respect to the shares set forth after his or her name, except for the shares referred to in notes (2) and (4).

(2) Mr. Fishman disclaims beneficial ownership of 40,000 of these shares, which are held by his wife as custodian for their children. Mr. Fishman has the right to acquire beneficial ownership of 113,522 of these shares pursuant to currently exercisable options.

(3) Mr. Washburn has the right to acquire beneficial ownership of 15,133 of these shares pursuant to currently exercisable options.

(4) Mr. Robinson has the right to acquire beneficial ownership of 12,933 of these shares pursuant to currently exercisable options.

(5) Mr. Mihalko has the right to acquire beneficial ownership of 6,200 of these shares pursuant to currently exercisable options.

(6) Mr. Hendricksen has the right to acquire beneficial ownership of 5,158 of these shares pursuant to currently exercisable options.

(7) 162,646 of these shares may be acquired pursuant to currently exercisable options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Robert C. Hafner became an executive officer of the Company on November 24, 1997. Prior to that time he had not been an employee of the Company but had provided consulting services to the Company on behalf of his own consulting company, Hafner & Associates, Inc., for which the Company paid an aggregate of $137,098 to such corporation for services rendered during the fiscal year ended February 1, 1998. Such services related primarily to marketing and sales promotion.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this report in Item 8:

     1. FINANCIAL STATEMENTS.

     Pamida, Inc., and Subsidiaries

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

     3. EXHIBITS.

(1)   3.1  - Restated Certificate of Incorporation of Pamida, Inc.

(1)   3.2  - Second Revised By-Laws of Pamida, Inc.

(2)   4.1  - Indenture  dated as of March 15,  1993,  among   Pamida,   Inc., as
             Issuer, Pamida Holdings Corporation as Guarantor, and State Street Bank and Trust Company as Trustee relating to 11 3/4% Senior Subordinated Notes due 2003 of Pamida, Inc.

(2)   4.2  - Specimen  form  of  11 3/4% Senior  Subordinated  Note  due 2003 of
             Pamida, Inc.

(2)  10.1  - Tax-Sharing  Agreement   dated  as  of  February   2,  1992,  among
             Pamida   Holdings   Corporation,  Pamida,  Inc.,  Seaway  Importing
             Company, and Pamida Transportation Company.

(3)  10.2  - Loan and Security   Agreement   dated  March 30, 1993, by and among
             Congress Financial Corporation (Southwest) and BA Business Credit, Inc. as Lenders, Congress Financial Corporation (Southwest) as Agent for the Lenders, and Pamida, Inc., and Seaway Importing Company as Borrowers.

(6)  10.3  - Amendment   No. 1  to Loan  and Security  Agreement,  dated January
             28, 1996, among Pamida, Inc. and Seaway Importing Company as Borrowers, Congress Financial Corporation (Southwest) as Lender and Agent and BankAmerica Business Credit as a Lender (amends Exhibit 10.2).

(7)  10.4  - Amendment  No. 2  to  Loan and  Security  Agreement,  dated January
             28, 1996, among Pamida, Inc., and Seaway Importing Company as Borrowers, Congress Financial Corporation (Southwest) as Lender and Agent and BankAmerica Business Credit as a Lender (amends Exhibit 10.2).

(8)  10.5  - Amendment No. 3 to Loan and  Security Agreement  among Pamida, Inc.
             and Seaway Importing Company, as Borrowers, Congress Financial Corporation (Southwest) and BankAmerica Business Credit, Inc., as Lenders, and Congress Financial Corporation (Southwest),
             as Agent,  dated  September  16,  1996  (amends  Exhibit 10.2).

(9)  10.6  - Amendment  No. 4 to Loan  and  Security  Agreement  among   Pamida,
             Inc. and Seaway  Importing  Company,   as   Borrowers,    Congress
             Financial Corporation (Southwest) and BankAmerica Business Credit, Inc., as Lenders, and Congress Financial Corporation (Southwest), as Agent, dated January 31, 1997 (amends
             Exhibit 10.2).

(9)  10.7  - Amendment  No.  5  to  Loan  and  Security  Agreement among Pamida,
             Inc. and Seaway Importing Company, as Borrowers, Congress Financial Corporation (Southwest) and BankAmerica Business Credit, Inc., as Lenders, and Congress Financial Corporation (Southwest), as Agent,
             dated March    17, 1997 (amends Exhibit 10.2).

(11) 10.8  - Amendment   No.  6  to  Loan   and   Security    Agreement    among
             Pamida, Inc. and Seaway Importing Company, as Borrowers, Congress Financial Corporation (Southwest) and BankAmerica Business Credit, Inc., as Lenders, and Congress Financial
             Corporation   (Southwest),  as  Agent,  dated  May 8, 1997  (amends
             Exhibit 10.2)

(4)  10.9  - Pamida Holdings Corporation 1992 Stock Option Plan.

(6)  10.10 - Employment  Agreement  dated   September  22,  1995, among   Pamida
             Holdings Corporation,  Pamida, Inc., and Steven S. Fishman.

(8)  10.11 - Amendment No. 1 to  Employment  Agreement   among Pamida   Holdings
             Corporation, Pamida, Inc., and Steven S. Fishman dated August 29, 1996 (amends Exhibit 10.10).

(9)  10.12 - Amendment No. 2 to   Employment  Agreement  among  Pamida  Holdings
             Corporation, Pamida, Inc., and Steven S. Fishman dated March 6, 1997 (amends Exhibit 10.10).

(10) 10.13 - Amendment  No.   3.  to Employment Agreement  among Pamida Holdings
             Corporation, Pamida, Inc., and Steven S. Fishman dated May 22, 1997 (amends Exhibit 10.10).

(10) 10.14 - Amendment No. 4  to  Employment  Agreement  among  Pamida  Holdings
             Corporation, Pamida, Inc., and Steven S. Fishman dated March 5,1998 (amends Exhibit 10.10).

     10.15 - Severance Pay,  Confidentiality,  and   Non-Solicitation  Agreement
             dated   November  17,  1997,  between  Pamida,  Inc.,  and  Stephen
             Robinson.

     10.16 - Severance  Pay,  Confidentiality,   and  Non-Solicitation Agreement
             between    Pamida,   Inc.,   and    Donald    Hendricksen     dated
             November 18, 1997.

(9)  10.17 - Employment  Agreement  dated  as of  March 6,  1997,  among  Pamida
             Holdings Corporation, Pamida, Inc.,  and Frank A. Washburn.

(10) 10.18 - Amendment  No. 1 to  Employment  Agreement  among  Pamida  Holdings
             Corporation, Pamida, Inc., and Frank A. Washburn dated March 5, 1998 (amends Exhibit 10.17).

(9)  10.19 - Employment  Agreement  dated  as  of  March  6, 1997,  among Pamida
             Holdings Corporation, Pamida, Inc., and George R. Mihalko.

(10) 10.20 - Amendment No. 1 to  Employment   Agreement   among Pamida  Holdings
             Corporation, Pamida, Inc., and George R. Mihalko dated March 5, 1998 (amends Exhibit 10.19).

(9)  10.21 - Long-Term  Incentive  Award  Agreement  dated  as of March 6, 1997, between Pamida, Inc., and Steven S. Fishman.

(9)  10.22 - Long-Term  Incentive  Award  Agreement  dated as  of March 6, 1997, between Pamida, Inc., and Frank A. Washburn.

(9)  10.23 - Long-Term  Incentive  Award  Agreement dated  as of  March 6, 1997, between Pamida, Inc., and George R. Mihalko.

(9)  10.24 - Long-Term  Incentive  Award  Agreement dated  as of  March 6, 1997, between Pamida, Inc., and Stephen Robinson.

(9)  10.25 - Long-Term Incentive Award  Agreement  dated  as  of March  6, 1997, between Pamida, Inc., and Donald Hendricksen.

(5)  10.26 - Pamida, Inc. 1995 Deferred Compensation Plan.

(2)  22.1  - Subsidiaries of Pamida, Inc.

     27.1  - Financial Data Schedule (EDGAR filing only).
----------------

(1) Previously filed as an exhibit to Registration Statement of Pamida, Inc. on Form S-l (Registration No. 33-10980) and incorporated herein by this reference.

(2) Previously filed as an exhibit to Registration Statement of Pamida, Inc. and Pamida Holdings Corporation Form S-1 (Registration No. 33-57990) and incorporated herein by this reference.

(3) Previously filed as an exhibit to Form 10-Q Quarterly Report of Pamida Holdings Corporation (File No. 1- 10619) for the period ended May 2, 1993, and incorporated herein by this reference.

(4) Previously filed as an exhibit to Form 10-Q Quarterly Report of Pamida Holdings Corporation (File No. 1- 10619) for the period ended August 1, 1993, and incorporated herein by this reference.

(5) Previously filed as an exhibit to Form 10-K Annual Report of Pamida Holdings Corporation for the fiscal year ended January 29, 1995, and incorporated herein by this reference.

(6)  Previously  filed as an  exhibit  to Form 10-Q  Quarterly  Report of Pamida
     Holdings   Corporation   for  the  period  ended  October  29,  1995,   and
     incorporated herein by this reference.

(7)  Previously  filed as an  exhibit  to Form  10-K  Annual  Report  of  Pamida
     Holdings   Corporation   for  the  period  ended  January  28,  1996,   and
     incorporated herein by this reference.

(8)  Previously  filed as an  exhibit  to Form 10-Q  Quarterly  Report of Pamida
     Holdings   Corporation   for  the  period  ended  October  27,  1996,   and
     incorporated herein by this reference.

(9) Previously filed as an exhibit to Form 10-K Annual Report of Pamida, Inc. for the fiscal year ended February 2, 1997, and incorporated herein by this reference.

(10) Previously filed as an exhibit to Form 10-K Annual Report of Pamida Holdings Corporation for the fiscal year ended February 1, 1998, and incorporated herein by this reference.

(11) Previously filed as an exhibit to Form 10-Q Quarterly Report of Pamida Holdings Corporation for the period ended May 4, 1997, and incorporated herein by this reference.

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


Date:  April 20, 1998                   PAMIDA, INC.

                                        By: /s/ Steven S. Fishman
                                        Steven S. Fishman, Chairman of
                                        the Board, President, Chief
                                        Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Steven S. Fishman                   April 20, 1998
-----------------------
Steven S. Fishman                       Chairman of the Board,
                                        President, Chief Executive
                                        Officer and Director


/s/ George R. Mihalko                   April 20, 1998
-----------------------
George R. Mihalko                       Senior Vice President,
                                        Chief Financial Officer,
                                        Treasurer and Director


/s/ Todd D. Weyhrich                    April 20, 1998
-----------------------
Todd D. Weyhrich                        Vice President, Controller
                                        and Principal Accounting
                                        Officer


/s/ Frank A. Washburn                   April 20, 1998
-----------------------
Frank A. Washburn                       Director





                                  PAMIDA , INC.
                          FORM 10-K -- FEBRUARY 1, 1998
                                 EXHIBIT INDEX


   Exhibit #      Description
--------------------============================================================
                    Restated    Certificate   of    Incorporation    of   Pamida
      3.1           Holdings Corporation, as amended.
--------------------============================================================
(1)   3.2           Second Revised By-Laws of Pamida, Inc.
--------------------============================================================
(2)   4.1           Indenture   dated  as of  March 15,   1993,  among   Pamida,
                    Inc.   as   Issuer,   Pamida    Holdings    Corporation   as
                    Guarantor,  and  State  Street  Bank  and Trust   Company as
                    Trustee  relating to  11  3/4%  Senior   Subordinated  Notes
                    due 2003 of Pamida, Inc.
--------------------============================================================
(2)   4.2           Specimen  form  of  11 3/4% Senior  Subordinated   Note  due
                    2003 of Pamida, Inc.
--------------------============================================================
(2)  10.1           Tax-Sharing   Agreement  dated  as   of  February  2,  1992,
                    among   Pamida   Holdings    Corporation,    Pamida,   Inc.,
                    Seaway   Importing   Company,   and  Pamida   Transportation
                    Company.
--------------------============================================================
(3)  10.2           Loan  and  Security   Agreement  dated  March  30, 1993,  by
                    and  among  Congress   Financial   Corporation   (Southwest)
                    and  BA   Business   Credit,  Inc.   as   Lenders,  Congress
                    Financial   Corporation   (Southwest)   as   Agent  for  the
                    Lenders,  and  Pamida,  Inc. and  Seaway  Importing  Company
                    as Borrowers.
--------------------============================================================
(6)  10.3           Amendment  No. 1  to  Loan  and  Security  Agreement,  dated
                    January  28,   1996,   among   Pamida,   Inc.   and   Seaway
                    Importing   Company   as   Borrowers,   Congress   Financial
                    Corporation    (Southwest)    as   Lender   and   Agent  and
                    BankAmerica   Business    Credit   as   a   Lender   (amends
                    Exhibit 10.2).
--------------------============================================================
(7)  10.4           Amendment  No. 2 to  Loan  and  Security   Agreement,  dated
                    January  28,  1996,   among   Pamida,    Inc.   and   Seaway
                    Importing   Company   as   Borrowers,   Congress   Financial
                    Corporation    (Southwest)    as   Lender   and   Agent  and
                    BankAmerica    Business    Credit  as   a   Lender   (amends
                    Exhibit 10.2).
--------------------============================================================
(8)  10.5           Amendment  No.  3 to  Loan  and  Security   Agreement  among
                    Pamida,    Inc.   and   Seaway    Importing    Company,   as
                    Borrowers,   Congress   Financial  Corporation   (southwest)
                    and BankAmerica  Business  Credit,  Inc.,  as  Lenders,  and
                    Congress   Financial  Corporation   (Southwest),  as  Agent,
                    dated September 16, 1996 (amends Exhibit 10.2)
--------------------============================================================
(9)  10.6           Amendment   No. 4  to  Loan  and  Security  Agreement  among
                    Pamida,    Inc.   and   Seaway    Importing    Company,   as
                    Borrowers,    Congress  Financial  Corporation   (Southwest)
                    and BankAmerica   Business  Credit, Inc.,  as  Lenders,  and
                    Congress   Financial  Corporation   (Southwest),  as  Agent,
                    dated January 31, 1997 (amends Exhibit 10.2)
--------------------============================================================
(9)  10.7           Amendment   No. 5 to  Loan  and  Security   Agreement  among
                    Pamida,   Inc.   and   Seaway    Importing    Company,    as
                    Borrowers,   Congress   Financial  Corporation   (Southwest)
                    and  BankAmerica   Business  Credit,  Inc., as  Lenders, and
                    Congress   Financial  Corporation   (Southwest),  as  Agent,
                    dated March 17, 1997 (amends Exhibit 10.2).
--------------------============================================================
(11) 10.8           Amendment  No. 6 to  Loan  and  Security   Agreement   among
                    Pamida,    Inc.   and   Seaway    Importing    Company,   as
                    Borrowers,   Congress  Financial   Corporation   (Southwest)
                    and  BankAmerica   Business  Credit,  Inc., as  Lenders, and
                    Congress   Financial  Corporation   (Southwest),  as  Agent,
                    dated May 8, 1997 (amends Exhibit 10.2).
--------------------============================================================
(4)  10.9           Pamida Holdings Corporation 1992 Stock Option Plan.
--------------------============================================================
(6)  10.10          Employment   Agreement  dated   September  22, 1995,   among
                    Pamida   Holdings  Corporation,  Pamida,   Inc.  and  Steven
                    S. Fishman.
--------------------============================================================
(8)  10.11          Amendment   No. 1  to  Employment   Agreement   among Pamida
                    Holdings   Corporation,   Pamida,   Inc.,   and   Steven  S.
                    Fishman dated August 29, 1996 (amends Exhibit 10.10).
--------------------============================================================
(9)  10.12          Amendment   No. 2  to  Employment   Agreement   among Pamida
                    Holdings   Corporation,   Pamida,   Inc.,   and   Steven  S.
                    Fishman dated March 6, 1997 (amends Exhibit 10.10).
--------------------============================================================
(10) 10.13          Amendment   No. 3  to  Employment   Agreement   among Pamida
                    Holdings   Corporation,   Pamida,   Inc.,   and   Steven  S.
                    Fishman dated May 22, 1997 (amends Exhibit 10.10).
--------------------============================================================
(10) 10.14          Amendment   No. 4  to  Employment   Agreement   among Pamida
                    Holdings   Corporation,   Pamida,   Inc.,   and   Steven  S.
                    Fishman dated March 5, 1998 (amends Exhibit 10.10).
--------------------============================================================
     10.15          Severance   Pay,   Confidentiality,   and   Non-Solicitation
                    Agreement   dated   November   17, 1997,   between   Pamida,
                    Inc. and  Stephen Robinson.
--------------------============================================================
     10.16          Severance   Pay,   Confidentiality,   and   Non-Solicitation
                    Agreement  between  Pamida,  Inc.  and  Donald   Hendricksen
                    dated November 18, 1997
--------------------============================================================
(9)  10.17          Employment   Agreement  dated  March 6, 1997,  among  Pamida
                    Holdings   Corporation,    Pamida,   Inc.,   and   Frank  A.
                    Washburn.
--------------------============================================================
(9)  10.18          Amendment   No. 1  to  Employment   Agreement  among  Pamida
                    Holdings   Corporation,   Pamida,   Inc.,   and   Frank   A.
                    Washburn  dated March 5, 1998  (amends Exhibit 10.17).
--------------------============================================================
(9)  10.19          Employment   Agreement  dated  as of  March  6, 1997,  among
                    Pamida  Holdings   Corporation,  Pamida,  Inc.,  and  George
                    R., Mihalko.
--------------------============================================================
(10) 10.20          Amendment  No. 1  to  Employment   Agreement   among  Pamida
                    Holdings   Corporation,   Pamida,   Inc.,   and   George  R.
                    Mihalko dated March 5, 1998 (amends Exhibit 10.19)
--------------------============================================================
 (9) 10.21          Long-Term   Incentive   Award  Agreement  dated  as of March
                    6, 1997, between Pamida, Inc. and Steven S. Fishman.
--------------------============================================================
(9)  10.22          Long-Term   Incentive  Award  Agreement  dated  as of  March
                    6, 1997, between Pamida, Inc., and Frank A. Washburn.
--------------------============================================================
(9)  10.23          Long-Term   Incentive   Award  Agreement  dated  as of March
                    6, 1997, between Pamida, Inc., and George R. Mihalko.
--------------------============================================================
(9)  10.24          Long-Term  Incentive   Award  Agreement  dated  as  of March
                    6, 1997, between Pamida, Inc., and Stephen Robinson.
--------------------============================================================
(9)  10.25          Long-Term  Incentive   Award  Agreement  dated  as  of March
                    6, 1997, between Pamida, Inc., and Donald Hendricksen.
--------------------============================================================
(5)  10.26          Pamida, Inc. 1995 Deferred Compensation Plan.
--------------------============================================================
(2)  22.1           Subsidiaries of Pamida, Inc.
--------------------============================================================
     27.1           Financial Data Schedule (EDGAR filing only).
--------------------============================================================
--------------------
(1) Previously filed as an exhibit to Registration Statement of Pamida, Inc. on Form S-l (Registration No. 33-10980) and incorporated herein by this reference.

(2) Previously filed as an exhibit to Registration Statement of Pamida, Inc. and Pamida Holdings Corporation Form S-1 (Registration No. 33-57990) and incorporated herein by this reference.

(3) Previously filed as an exhibit to Form 10-Q Quarterly Report of Pamida Holdings Corporation (File No. 1- 10619) for the period ended May 2, 1993, and incorporated herein by this reference.

(4) Previously filed as an exhibit to Form 10-Q Quarterly Report of Pamida Holdings Corporation (File No. 1- 10619) for the period ended August 1, 1993, and incorporated herein by this reference.

(5) Previously filed as an exhibit to Form 10-K Annual Report of Pamida Holdings Corporation for the fiscal year ended January 29, 1995, and incorporated herein by this reference.

(6)  Previously  filed as an  exhibit  to Form 10-Q  Quarterly  Report of Pamida
     Holdings   Corporation   for  the  period  ended  October  29,  1995,   and
     incorporated herein by this reference.

(7)  Previously  filed as an  exhibit  to Form  10-K  Annual  Report  of  Pamida
     Holdings   Corporation   for  the  period  ended  January  28,  1996,   and
     incorporated herein by this reference.

(8)  Previously  filed as an  exhibit  to Form 10-Q  Quarterly  Report of Pamida
     Holdings   Corporation   for  the  period  ended  October  27,  1996,   and
     incorporated herein by this reference.

(9) Previously filed as an exhibit to Form 10-K Annual Report of Pamida, Inc. for the fiscal year ended February 2, 1997, and incorporated herein by this reference.

(10) Previously filed as an exhibit to Form 10-K Annual Report of Pamida Holdings Corporation for the fiscal year ended February 1, 1998, and incorporated herein by this reference.

(11) Previously filed as an exhibit to Form 10-Q Quarterly Report of Pamida Holdings Corporation for the period ended May 4, 1997, and incorporated herein by this reference.