Form 10-Q
period 1998-05-03
PAMIDA INC /DE/
filed 1998-06-08
CIK 808304

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     [X]          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



     For the quarterly period ended May 3, 1998
                                    -----------
     Commission File Number 33-57990
                            --------

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

     CLASS OF COMMON STOCK                      OUTSTANDING AT JUNE 8, 1998
     ---------------------                      ---------------------------
         Common Stock                                     1,000 Shares


                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          PAMIDA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)


ASSETS:                                                           May 3,       February 1,
  Current assets:                                                  1998           1998
                                                                 ----------     ----------
  Cash                                                          $   11,738     $    6,816
    Accounts receivable, less allowance for
      doubtful accounts of $50                                       8,983          8,901
    Merchandise inventories                                        168,480        152,927
    Prepaid expenses                                                 3,817          2,838
                                                                ----------     ----------
      Total current assets                                         193,018        171,482

  Property, buildings and equipment, less accumulated
    depreciation and amortization of $64,492 and $63,738            40,342         40,812
  Leased property under capital leases, less accumulated
    amortization of $16,023 and $15,387                             24,545         25,181
  Deferred financing costs                                           2,607          2,755
  Other assets                                                      21,295         20,613
                                                                ----------     ----------
                                                                $  281,807     $  260,843
                                                                ==========     ==========
LIABILITIES AND STOCKHOLDER'S EQUITY:
  Current liabilities:
    Accounts payable                                            $   66,884     $   47,687
    Loan and security agreement                                     55,923         45,194
    Accrued compensation                                             4,169          5,768
    Accrued interest                                                 2,255          6,668
    Store closing reserve                                              973          1,564
    Other accrued expenses                                          14,243         12,067
    Income taxes - deferred and current payable                     12,819         15,445
    Current maturities of long-term debt                                47             47
    Current obligations under capital leases                         1,827          1,843
                                                                ----------     ----------
      Total current liabilities                                    159,140        136,283

  Long-term debt, less current maturities                          140,277        140,289
  Obligations under capital leases,
    less current obligations                                        31,697         32,156
  Other long-term liabilities                                        3,891          3,012
  Commitments and contingencies                                          -              -
  Common stockholder's equity:
    Common stock, $.01 par value; 10,000 shares authorized;
      1,000 shares issued and outstanding,                               -              -
    Additional paid-in capital                                      17,000         17,000
    Accumulated deficit                                            (70,198)       (67,897)
                                                                ----------     ----------
      Total common stockholder's deficit                           (53,198)       (50,897)
                                                                ----------     ----------
                                                                $  281,807     $  260,843
                                                                ==========     ==========

See notes to consolidated financial statements


                          PAMIDA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)


                                             Three Months Ended
                                            --------------------
                                             May 3,      May 4,
                                              1998        1997
                                            --------    --------
Sales                                       $144,532    $144,564

Cost of goods sold                           110,172     111,296
                                            --------    --------
Gross profit                                  34,360      33,268
                                            --------    --------
Expenses:
  Selling, general and administrative         31,728      30,969
  Interest                                     6,361       6,545
                                            --------    --------
                                              38,089      37,514
                                            --------    --------
Loss before income
  tax benefit                                 (3,729)     (4,246)

Income tax benefit                             1,428           -
                                            --------    --------
Net loss                                    $ (2,301)   $ (4,246)
                                            ========    ========


See notes to consolidated financial statements.


                          PAMIDA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                          Three Months Ended
                                                         ---------------------
                                                          May 3,       May 4,
                                                           1998         1997
                                                         --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $ (2,301)    $ (4,246)
                                                         --------     --------
  Adjustments to reconcile net loss to net cash
    from operating activities:
      Depreciation and amortization of fixed assets
        and intangibles                                     3,023        2,903
      Provision for LIFO inventory valuation                  250          150
      (Gain) loss on disposal of assets                      (999)          11
      Decrease in store closing reserve                      (670)      (1,099)
      (Increase) decrease in merchandise inventories      (15,803)      (1,954)
      Increase in other operating assets                   (3,408)      (3,489)
      Increase in accounts payable                         19,197        5,868
      Decrease in other operating liabilities              (5,504)      (4,207)
                                                         --------     --------
          Total adjustments                                (3,914)      (1,817)
                                                         --------     --------
            Net cash from operating activities             (6,215)      (6,063)
                                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of assets                          2,071        1,810
  Proceeds from sale-leaseback of store facility            1,592            -
  Changes in constructed stores to be refinanced
    through lease financing                                  (278)         140
  Principal payments received on notes receivable               5            4
  Capital expenditures                                     (2,495)      (2,222)
                                                         --------     --------
            Net cash from investing activities                895         (268)
                                                         --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under loan and security agreement, net        10,729        9,042
  Principal payments on capital lease obligations            (475)        (445)
  Payments for deferred finance costs                           -         (225)
  Principal payments on long-term debt                        (12)         (11)
                                                         --------     --------
            Net cash from financing activities             10,242        8,361
                                                         --------     --------

Net increase in cash                                        4,922        2,030

Cash at beginning of year                                   6,816        6,973
                                                         --------     --------
Cash at end of period                                    $ 11,738     $  9,003
                                                         ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
(1)  Cash paid (received) during the period for:
       Interest                                          $ 10,774     $ 11,087
       Income taxes:
         Payments to taxing authorities                     1,315           32
         Refunds received from taxing authorities            (117)          (9)


See notes to consolidated financial statements.


                          PAMIDA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED MAY 3, 1998 AND MAY 4, 1997
                                   (Unaudited)
                             (Dollars in Thousands)



1.   MANAGEMENT REPRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by Pamida, Inc. (the "Company") and additional footnotes are reflected in the consolidated financial statements contained in the Form 10-K Annual Report of the Company for the fiscal year ended February 1, 1998.

2.   INVENTORIES

     Substantially all inventories are stated at the lower of cost (last-in, first-out) or market. Total inventories would have been higher at May 3, 1998 and February 1, 1998 by $7,430 and $7,180, respectively, had the FIFO (first-in, first-out) method been used to determine the cost of all inventories. Quarterly LIFO inventory determinations reflect assumptions regarding fiscal year-end inventory levels and the estimated impact of annual inflation. Actual inventory levels and annual inflation could vary from estimates made on a quarterly basis.

3.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The adoption of this standard in the first quarter of fiscal 1999 had no impact on the Company's financial statements. In June 1997, the FASB adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131, effective for fiscal 1999, redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company currently complies with most provisions of this statement, and any incremental disclosure required is expected to be minimal.

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

RESULTS OF OPERATIONS

The following table sets forth an analysis of various components of the Consolidated Statements of Operations as a percentage of sales for the three months ended May 3, 1998 and May 4, 1997:

                                                        Three Months Ended
                                                        ------------------
                                                         May 3,    May 4,
                                                         1998      1997
                                                         -----     -----
Sales                                                    100.0%    100.0%
Cost of goods sold                                        76.2      77.0
                                                         -----     -----
Gross profit                                              23.8      23.0
Selling, general and administrative expenses              22.0      21.4
                                                         -----     -----
Operating income                                           1.8       1.6
Interest expense                                           4.4       4.5
                                                         -----     -----
Loss before income tax benefit                            (2.6)     (2.9)
Income tax benefit                                         1.0      (  -)
                                                         -----     -----
Net loss                                                  (1.6)     (2.9)
                                                         =====     =====

SALES for the first quarter of fiscal 1999 decreased by $32 or 0.0% from sales for the first quarter of fiscal 1998. Comparable store sales for the first quarter increased by 1.3% compared to last year. Last year's sales were elevated by greater markdown and clearance activity which was not necessary this year. Sales trends during the final month of the quarter were substantially stronger than in the first two months of the quarter. The Company operated 149 stores at the end of the first quarter of both fiscal 1999 and 1998. Since May 4, 1997, the Company has opened one store in a new market, relocated three stores and closed one store.

The Company experienced sales increases in numerous merchandise categories. The largest increases were in the pharmacy prescriptions, lawn and garden, pets, toys, and bed and bath areas. The shoe and team sports areas also showed substantial percent increases over the first quarter of last year. The Company experienced sales declines in several areas, with groceries, automotive, paper and cleaning and electronics and audio/video sales areas having the largest decreases.

GROSS PROFIT increased $1,092 or 3.3% for the first quarter of fiscal 1999 compared to the first quarter of last year as a result of improved margins realized on sales. As a percentage of sales, gross profit increased to 23.8% for the first quarter of fiscal 1999 compared to 23.0% for the first quarter last year. This was caused primarily by a reduced level of clearance and markdown activity this year as compared with the first quarter of last year.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) expense, in line with the Company's plan, increased $759 or 2.5% for the first quarter of fiscal 1999, compared to the first quarter of fiscal 1998. As a percentage of sales, SG&A expense increased to 22.0% for the first quarter of fiscal 1999 compared to 21.4% last year. Approximately 43.1% of the net increase in SG&A expense was attributable to higher corporate general and administrative expenses, primarily involving increases in payroll and incentive compensation expenses. Store payroll costs increased slightly over last year to accommodate normal compensation increases and minimum wage increases. Store fixed expenses also increased slightly due to the effect of increased costs at new store locations.

INTEREST expense decreased $184 or 2.8% for the first quarter of fiscal 1999 compared to the same period of fiscal 1998. The decrease was attributable primarily to lower average revolver borrowings due to improved cash flow.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's business is seasonal with first quarter sales (February through April) lower than sales during the other three quarters; fourth quarter sales (November through January) have represented approximately 29% of the full year's sales in recent years and normally involve a greater proportion of higher margin sales.

The Company has satisfied its seasonal liquidity requirements primarily through a combination of funds provided from operations and from a revolving credit facility. Funds used by operating activities totaled $6,215 for the first quarter of fiscal 1999 and $6,063 for the first quarter of fiscal 1998. The change in cash flow from operating activities from fiscal 1998 to fiscal 1999 was primarily the result of increased accounts payable and a reduced net loss offset by the increase in merchandise inventories to better support the Company's in-stock position.

The Company's committed Loan and Security Agreement (the Agreement) provides funds to March 2000 and has a maximum borrowing limit of $95,000. Borrowings under the Agreement bear interest at a rate which is tied to the prime rate or the London Interbank Offered Rate (LIBOR), generally at the Company's discretion. The amounts the Company is permitted to borrow are determined by a formula based upon the amount of the Company's eligible inventory from time to time. Such borrowings are secured by security interests in all of the current assets (including inventory) of the Company and by liens on certain real estate interests and other property of the Company. Pamida Holdings Corporation (Holdings) and two subsidiaries of the Company have guaranteed the payment and performance of the Company's obligations under the Agreement and have pledged some or all of their respective assets, including the stock of the Company owned by Holdings, to secure such guarantees.

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

Obligations under the Agreement were $55,923 at May 3, 1998 and $66,157 at May 4, 1997. As noted above, this facility expires in March 2000, and the Company intends to refinance any outstanding balance by such date. Borrowings under the Agreement are senior to the Senior Subordinated Notes of the Company. The Company had long-term debt and obligations under capital leases of $171,974 at May 3, 1998 and $173,923 at May 4, 1997. The Company's ability to satisfy scheduled principal and interest payments under such obligations in the ordinary course of business is dependent primarily upon the sufficiency of the Company's operating cash flow. At May 3, 1998, the Company was in compliance with all covenants contained in its various financing agreements.

On December 18, 1992, the promissory notes of Holdings were amended effective as of December 1, 1992 to provide that, until the obligations of the Company and Holdings under certain of the Company's credit agreements had been repaid, the quarterly interest payments on the promissory notes of Holdings were to be paid in kind. Holdings paid all of the promissory notes with common stock of Holdings on November 18, 1997.

Holdings reclassified all of its preferred stock into common stock of Holdings effective November 18, 1997. Accordingly, Holdings had no remaining obligations related to its preferred stock as of the end of fiscal 1998. Since Holdings conducts no operations of its own, prior to the November 18, 1997 reclassification of the preferred stock, the only cash requirement of Holdings related to preferred stock dividends in the aggregate annual amount of approximately $316; and the Company was expressly permitted under its existing credit facilities to pay dividends to Holdings to fund such preferred stock dividends. However, the General Corporation Law of the State of Delaware, under which the Company and Holdings are incorporated, allows a corporation to declare or pay a dividend only from its surplus or from the current or the prior year's earnings. Due to the retained deficit resulting primarily from the store closings and the write-off of goodwill and other long-lived assets recognized in the fourth quarter of fiscal 1996, the Company and Holdings did not declare or pay any cash dividends in fiscal 1998.

The Company made capital expenditures of $2,495 in the first quarter of fiscal 1999 compared to $2,222 during the first quarter of fiscal 1998. The Company also made expenditures of $1,966 and $1,381 in the first quarters of fiscal 1999 and 1998, respectively, related to information systems software. The Company plans to open up to eight new stores in fiscal 1999 and will consider additional opportunities for new store locations as they arise. Capital expenditures and information systems software costs are expected to total approximately $13,000 in fiscal 1999. The Company expects to fund these expenditures from cash flow from its operations. The costs of buildings and land for new store locations are expected to be financed by operating or capital leases with unaffiliated landlords. The Company's expansion program also will require inventory of approximately $1,000 to $1,200 for each new market store, which the Company expects to finance through trade credit, borrowings under the Agreement and cash flow from operations.

The Company's cash flow from operations, along with the Agreement, should provide adequate resources to meet the Company's near term liquidity requirements. On a long-term basis, the Company's expansion will require continued investments in store locations, distribution and infrastructure enhancements and working capital. The Company expects to continue to finance some of these investments through leases from unaffiliated landlords, trade credit, borrowings under the Agreement and cash flow from operations. The Company is also exploring additional sources of funds which may include additional capital structure changes. Currently, it is not possible for the Company to predict with any certainty either the timing or the availability of such additional financing.

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

FORWARD-LOOKING STATEMENTS

This management's discussion and analysis contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such statements are made in good faith by the Company pursuant to the safe-harbor provisions of the 1995 Act. In connection with these safe-harbor provisions, this management's discussion and analysis contains certain forward-looking statements which reflect management's current views and estimates of future economic conditions, industry conditions, company performance, Year 2000 compliance and financial results. The statements are based on many assumptions and factors including sales results, expense levels, competition and interest rates as well as other risks and uncertainties inherent in the Company's business, capital structure and the retail industry in general. Any changes in these factors could result in significantly different results for the Company. Plans for new stores are subject to numerous contingencies discussed in the Company's Form 10-K Annual Report. The Company further cautions that the forward-looking information contained herein is not exhaustive or exclusive. The Company does not undertake to update any forward-looking statements which may be made from time to time by or on behalf of the Company.


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

                                        PAMIDA , INC.
                                        (Registrant)

Date:   June 8, 1998                    By: /s/ Steven S. Fishman
                                            -----------------------------
                                            Steven S. Fishman, Chairman,
                                            President and Chief Executive
                                            Officer


Date:  June 8, 1998                     By: /s/ Todd D. Weyhrich
                                            ------------------------------
                                            Todd D. Weyhrich
                                            Vice President, Controller and
                                            Chief Accounting Officer