Form 10-Q
period 1998-08-02
PAMIDA INC /DE/
filed 1998-09-15
CIK 808304

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
[X]               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended August 2, 1998
                               --------------
Commission File Number 33-57990
                       --------

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

 Class of Common Stock                       Outstanding at September 8, 1998
 ---------------------                       --------------------------------
     Common Stock                                     1,000 Shares


                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          PAMIDA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

ASSETS:                                                         August 2,     February 1,
  Current assets:                                                 1998           1998
                                                                ---------     -----------
  Cash .......................................................  $   8,505     $     6,816
    Accounts receivable, less allowance for
      doubtful accounts of $50 ...............................     10,518           8,901
    Merchandise inventories ..................................    160,895         152,927
    Prepaid expenses .........................................      3,694           2,838
                                                                ---------     -----------
      Total current assets ...................................    183,612         171,482

  Property, buildings and equipment, less accumulated
    depreciation and amortization of $65,201 and $63,738 .....     39,195          40,812
  Leased property under capital leases, less accumulated
    amortization of $16,665 and $15,387 ......................     29,605          25,181
  Deferred financing costs ...................................      2,548           2,755
  Other assets ...............................................     19,666          20,613
                                                                ---------     -----------
                                                                $ 274,626     $   260,843
                                                                =========     ===========

LIABILITIES AND STOCKHOLDER'S EQUITY:
  Current liabilities:
    Accounts payable .........................................  $  60,306     $    47,687
    Loan and security agreement ..............................     39,851          45,194
    Accrued compensation .....................................      4,933           5,768
    Accrued interest .........................................      6,595           6,668
    Store closing reserve ....................................        789           1,564
    Other accrued expenses ...................................     16,851          12,067
    Income taxes - deferred and current payable ..............     13,656          15,445
    Current maturities of long-term debt .....................         47              47
    Current obligations under capital leases .................      1,845           1,843
                                                                ---------     -----------
       Total current liabilities .............................    144,873         136,283

  Long-term debt, less current maturities ....................    140,266         140,289
  Obligations under capital leases,
    less current obligations .................................     36,897          32,156
  Other long-term liabilities ................................      4,305           3,012
  Commitments and contingencies ..............................          -               -
  Common stockholder's equity:
    Common stock, $.01 par value; 10,000 shares authorized;
      1,000 shares issued and outstanding, ...................          -               -
    Additional paid-in capital ...............................     17,000          17,000
    Accumulated deficit ......................................    (68,715)        (67,897)
                                                                ---------     -----------
      Total common stockholder's deficit .....................    (51,715)        (50,897)
                                                                ---------     -----------
                                                                $ 274,626     $   260,843
                                                                =========     ===========

See notes to consolidated financial statements


                          PAMIDA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in Thousands)
                                   (Unaudited)


                                  Three Months Ended        Six Months Ended
                                 ---------------------    ---------------------
                                 August 2,   August 3,    August 2,   August 3,
                                   1998        1997         1998        1997
                                 ---------   ---------    ---------   ---------
Sales .........................  $ 170,169   $ 163,217    $ 314,701   $ 307,781

Cost of goods sold ............    126,861     121,715      237,033     233,011
                                 ---------   ---------    ---------   ---------
Gross profit ..................     43,308      41,502       77,668      74,770
                                 ---------   ---------    ---------   ---------
Expenses:
  Selling, general and
    administrative ............     34,659      33,271       66,387      64,240
  Interest ....................      6,246       6,415       12,607      12,960
                                  ---------   ---------    ---------   ---------
                                    40,905      39,686       78,994      77,200
                                 ---------   ---------    ---------   ---------
Income (loss) before income
  tax provision (benefit) .....      2,403       1,816       (1,326)     (2,430)

Income tax provision (benefit)         920           -         (508)          -
                                 ---------   ---------    ---------   ---------
Net income (loss) .............  $   1,483   $   1,816    $    (818)  $  (2,430)
                                 =========   =========    =========   =========

See notes to consolidated financial statements.


                          PAMIDA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                          Six Months Ended
                                                       -----------------------
                                                       August 2,     August 3,
                                                         1998          1997
                                                       ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..........................................  $    (818)    $  (2,430)
                                                       ---------     ---------
  Adjustments to reconcile net loss to net cash
    from operating activities:
      Depreciation and amortization of fixed assets
        and intangibles .............................      6,143         5,885
      Provision for LIFO inventory valuation ........        500           433
      Gain on disposal of assets ....................     (1,000)          (77)
      Decrease in store closing reserve .............       (996)       (2,028)
      (Increase) decrease in merchandise inventories      (8,468)        9,817
      Increase in other operating assets ............     (7,349)       (4,271)
      Increase (decrease) in accounts payable .......     12,619          (930)
      Increase in other operating liabilities .......      3,601         7,310
                                                       ---------     ---------
         Total adjustments ..........................      5,050        16,139
                                                       ---------     ---------
           Net cash from operating activities .......      4,232        13,709
                                                       ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from disposal of assets ...................      2,068         1,906
 Proceeds from sale-leaseback of store facilities ...      8,389             -
 Changes in constructed stores to be refinanced
   through lease financing ..........................     (1,440)        1,765
 Principal payments received on notes receivable ....         10             9
 Capital expenditures ...............................     (5,155)       (4,833)
                                                       ---------     ---------
            Net cash from investing activities ......      3,872        (1,153)
                                                       ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under loan and security agreement, net .     (5,343)       (9,905)
  Principal payments on capital lease obligations ...       (958)         (891)
  Payments for deferred finance costs ...............        (91)         (225)
  Principal payments on long-term debt ..............        (23)          (23)
                                                       ---------     ---------
           Net cash used in financing activities ....     (6,415)      (11,044)
                                                       ---------     ---------

Net increase in cash ................................      1,689         1,512

Cash at beginning of year ...........................      6,816         6,973
                                                       ---------     ---------
Cash at end of period ...............................  $   8,505     $   8,485
                                                       =========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
(1)  Cash paid (received) during the period for:
       Interest .....................................  $  12,680     $  13,459
       Income taxes:
         Payments to taxing authorities .............      1,419            32
         Refunds received from taxing authorities ...       (137)       (3,798)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
           Capital lease obligations incurred when
           the Company entered into lease agreements
           for new store facilities. ................      5,701             -

See notes to consolidated financial statements.




                          PAMIDA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               SIX MONTHS ENDED AUGUST 2, 1998 AND AUGUST 3, 1997
                                   (Unaudited)
                             (Dollars in Thousands)



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

2.   INVENTORIES

     Substantially all inventories are stated at the lower of cost (last-in, first-out) or market. Total inventories would have been higher at August 2, 1998 and February 1, 1998 by $7,680 and $7,180, respectively, had the FIFO (first-in, first-out) method been used to determine the cost of all inventories. Quarterly LIFO inventory determinations reflect assumptions regarding fiscal year-end inventory levels and the estimated impact of annual inflation. Actual inventory levels and annual inflation could vary from estimates made on a quarterly basis.

3.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131, effective for fiscal 1999, redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company currently complies with most provisions of this statement and any incremental disclosure required is expected to be minimal.

     In March 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company has not yet determined the impact of this accounting pronouncement.

     In April 1998, the AcSEC issued SOP No. 98-5, "Reporting on the Costs of Start-Up Activities", which requires that costs of start-up activities and organization costs be expensed as incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company will continue its historical practice of expensing start-up costs as incurred.

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

RESULTS OF OPERATIONS

The following table sets forth an analysis of various components of the Consolidated Statements of Operations as a percentage of sales for the three and six months ended August 2, 1998 and August 3, 1997:


                                 August 2,   August 3,    August 2,   August 3,
                                   1998        1997         1998        1997
                                 ---------   ---------    ---------   ---------
Sales                               100.0%      100.0%       100.0%      100.0%
Cost of goods sold                   74.6%       74.6%        75.3%       75.7%
                                 ---------   ---------    ---------   ---------
Gross profit                         25.4%       25.4%        24.7%       24.3%
Selling, general and
  administrative expense             20.3%       20.4%        21.1%       20.9%
                                 ---------   ---------    ---------   ---------
Operating income                      5.1%        5.0%         3.6%        3.4%
Interest expense                      3.7%        3.9%         4.0%        4.2%
                                 ---------   ---------    ---------   ---------
Income (loss) before income
  tax provision (benefit)             1.4%        1.1%       (0.4)%      (0.8)%
Income tax provision (benefit)        0.5%          -        (0.1)%         -
                                 ---------   ---------    ---------   ---------
Net income (loss)                     0.9%        1.1%       (0.3)%      (0.8)%
                                 =========   =========    =========   =========


SALES - During the second quarter and first six months of fiscal 1999, sales in comparable stores increased $8,394 or 5.3% and $10,196 or 3.4%, respectively, as compared to the second quarter and first six months of last year. Total sales for the second quarter and first six months of fiscal 1999 increased by $6,952 or 4.3% and $6,920 or 2.2%, respectively, as compared to the same periods last year.

The Company operated 149 stores at the end of the first quarter of both fiscal 1999 and 1998 and operated 147 stores at the end of the second quarter of fiscal 1999 as compared with 149 stores at the end of the second quarter last year. Since August 3, 1997 the Company has opened two stores in new markets, relocated two stores and closed four stores. The increase in comparable store sales was the result of targeted merchandising initiatives in departments such as pantries, pet supplies, domestics, shoes and seasonal categories which helped to drive customer traffic.

The Company experienced sales increases in most merchandise categories during the second quarter of fiscal 1999. The largest dollar increases were in pharmacy prescriptions, lawn and garden, yarns and crafts, pets, bath and floor, consumables, athletic shoes, paper and cleaning, juniors apparel and team sports. The Company experienced sales declines in several categories, with automotive and several women's apparel categories experiencing the largest declines.

GROSS PROFIT increased $1,806 or 4.4% and $2,898 or 3.9% for the second quarter and first six months, respectively, of fiscal 1999 compared to the same periods last year. As a percent of sales, gross profit was 25.4% for the second quarter of both years and increased to 24.7% for the first six months of fiscal 1999 from 24.3% for the same period last year. The margin percent improvement for the first six months of the year versus last year was due primarily to modest margin improvements in a majority of the merchandise categories.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) expense, in line with the Company's plan, increased $1,388 or 4.2% for the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998 and increased $2,147 or 3.3% for the first six months of fiscal 1999 compared to the same period last year. As a percentage of sales, SG&A expense was 20.3% and 20.4% for the second quarter of fiscal 1999 and 1998, respectively, and was 21.1% and 20.9%, respectively, for the first half of fiscal 1999 and 1998.

Over half of the net increase in SG&A expense for the second quarter and the first half of fiscal 1999 over the same periods last year was attributable to higher corporate general and administrative expenses, primarily due to increases in payroll, incentive compensation and depreciation and amortization charges. Store payroll costs increased slightly over last year to accommodate normal compensation increases, minimum wage increases and to support higher sales. Store fixed expenses also increased slightly due to the effect of higher costs of new store locations.

INTEREST expense decreased $169 or 2.6% for the second quarter of fiscal 1999 compared to the same period of fiscal 1998 and decreased $353 or 2.7% for the first half of fiscal 1999 compared to the same period last year. The decrease was attributable to decreased average revolver borrowings and related interest due to the cumulative effect of improved financial performance.

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

The Company has satisfied its seasonal liquidity requirements primarily through a combination of funds provided from operations and from a revolving credit facility. Funds provided by operating activities totaled $4,232 for the first six months of fiscal 1999, and totaled $13,709 in the same period last year. The decrease in cash flow from operating activities from fiscal 1998 to fiscal 1999 was primarily the result of planned increases in inventory to support an improved inventory in-stock position and changes in other operating assets and liabilities. These items were offset somewhat by increased accounts payable and improvements in net income.

The Company's committed Loan and Security Agreement (the Agreement) was amended and restated on July 2, 1998 and provides funds to July 2001. The amendment increased the maximum borrowing limit to $125,000 from $95,000 and reduced interest rates by 75 basis points. The amended $125,000 facility includes a $25,000 supplemental facility primarily intended for real estate development activities, which the Company plans to use to accelerate its new store opening program in fiscal 2000.

Borrowings under the Agreement bear interest at a rate which is tied to the prime rate (as defined) or the London Interbank Offered Rate (LIBOR), generally at the Company's discretion. Included in the July 2, 1998 amendment to the Agreement were provisions substantially increasing the maximum permitted borrowings available to the Company at any given time. The amounts the Company is permitted to borrow are determined by a formula based upon the amount of the Company's eligible inventory from time to time. Such borrowings are secured by security interests in all of the current assets (including inventory) of the Company and by liens on certain real estate interests and other property of the Company. Pamida Holdings Corporation ("Holdings") and two subsidiaries of the Company have guaranteed the payment and performance of the Company's obligations under the Agreement and have pledged some or all of their respective assets, including the stock of the Company owned by Holdings, to secure such guarantees.

The Agreement contains provisions imposing operating and financial restrictions on the Company. The Agreement requires the achievement of specified minimum amounts of cash flow (as defined). Other restrictions in the Agreement and those provided under the Indenture relating to the Senior Subordinated Notes will affect, among other things, the ability of the Company to incur additional indebtedness, pay dividends, repay indebtedness prior to its stated maturity, create liens, enter into leases, sell assets or engage in mergers or acquisitions, make capital expenditures and make investments. These covenants currently have not had an impact on the Company's ability to fully utilize the revolving credit facility. However, certain of the covenants, such as those which restrict the ability of the Company to incur indebtedness, engage in sale/leaseback transactions, or encumber its property, may at some future time, unless waived or amended, prevent the Company from pursuing its store expansion program at the rate that the Company desires.

Obligations under the Agreement were $39,851 at August 2, 1998 and $47,210 at August 3, 1997. Total unused borrowing availability under the Agreement as of August 2, 1998 totaled $75,109 as compared to $25,490 at the end of the same period last year. As noted above, this facility expires in March 2001, and the Company intends to refinance any outstanding balance by such date. Borrowings under the Agreement are senior to the Senior Subordinated Notes of the Company. The Company had long-term debt and obligations under capital leases of $177,163 at August 2, 1998 and $173,481 at August 3, 1997. The Company's ability to satisfy scheduled principal and interest payments under such obligations in the ordinary course of business is dependent primarily upon the sufficiency of the Company's operating cash flow and refinancings. At August 2, 1998, the Company was in compliance with all covenants contained in its various financing agreements.

On December 18, 1992, the promissory notes of Holdings were amended effective as of December 1, 1992 to provide that, until the obligations of the Company and Holdings under certain of the Company's credit agreements had been repaid, the quarterly interest payments on the promissory notes of Holdings were to be paid-in-kind. Holdings repaid all of the promissory notes with common stock of the Company on November 18, 1997.

Holdings reclassified all preferred stock into common stock of Holdings effective November 18, 1997. Accordingly, Holdings has no remaining obligations related to its preferred stock as of the end of fiscal 1998. Since Holdings conducts no operations of its own, prior to the November 18, 1997 reclassification of the preferred stock, the only cash requirement of Holdings related to preferred stock dividends in the aggregate annual amount of approximately $316; and the Company was expressly permitted under its then existing credit facilities to pay dividends to Holdings to fund such preferred stock dividends. However, the General Corporation Law of the State of Delaware, under which the Company and Holdings are incorporated, allows a corporation to declare or pay a dividend only from its surplus or from the current or the prior year's earnings. Due to the retained deficit resulting primarily from the store closings and the write-off of goodwill and other long-lived assets recognized in the fourth quarter of fiscal 1996, the Company and Holdings did not declare or pay any cash dividends in fiscal 1998.

The Company made capital expenditures of $5,155 in the first half of fiscal 1999 compared to $4,833 during the same period last year. The Company also made expenditures of $4,102 and $2,434 in the first six months of fiscal 1999 and 1998, respectively, related to information systems software. The Company plans to open a total of six new stores in fiscal 1999 and will consider additional opportunities for new store locations as they arise. Capital expenditures and information systems software costs are expected to total approximately $15,000 in fiscal 1999. The Company expects to fund these expenditures from cash flow from its operations. The costs of buildings and land for new store locations are expected to be financed by operating or capital leases with unaffiliated landlords, as well as borrowings under the Agreement. The Company's expansion program also will require inventory of approximately $1,000 to $1,200 for each new market store, which the Company expects to finance through trade credit, borrowings under the Agreement and cash flow from operations.

In the first half of 1998, the Company sold and leased back six store properties with net cash proceeds totaling $8,389. The leases are classified as capital and operating leases for four and two store properties, respectively. The annual lease payments for the six store properties for each of the next five years total $933.

The Company's cash flow from operations, along with the Agreement, should provide adequate resources to meet the Company's near term liquidity requirements. On a long-term basis, the Company's expansion will require continued investments in store locations, distribution and infrastructure enhancements and working capital. The Company expects to continue to finance these investments through cash flow from operations, leases from unaffiliated landlords, trade credit and borrowings under the Agreement. The Company is also exploring additional sources of funds which may include additional capital structure changes. Currently, it is not possible for the Company to predict with any certainty either the timing or the availability of such additional financing.

INFLATION

The Company uses the LIFO method of inventory valuation in its financial statements; as a result, the cost of merchandise sold approximates current costs. The Company's rental expense is generally fixed except for some percentage rents and periodic rental adjustments.

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


                           PART II - OTHER INFORMATION


     ITEMS 1 -5.

          None.

     ITEM 6:

          (a) Exhibits.

               10.1 Amended and  Restated  Loan and  Security  Agreement  by and
                    among Congress Financial Corporation (Southwest) and BankAmerica Business Credit, Inc., as Lenders, Congress Financial Corporation (Southwest), as Agent for Lenders, and Pamida, Inc. and Seaway Importing Company, as Borrowers, dated July 2, 1998.

               10.2 Reaffirmation of Guarantee and  Security Agreement by Pamida
                    Holdings Corporation dated July 2, 1998, and original Guarantee of Pamida Holdings Corporation dated March 30, 1993 (relates to Exhibit 10.1).

               27.1 Financial Data Schedule (EDGAR version only).


          (b) Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter for which this report is filed.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PAMIDA, INC.
                                        ------------
                                        (Registrant)



Date:  September 15, 1998               By: /S/ Steven S. Fishman
       ------------------                   ---------------------
                                            Steven S. Fishman, Chairman,
                                            President and Chief Executive
                                            Officer


Date:  September 15, 1998               By: /S/ Todd D. Weyhrich
       ------------------                   --------------------
                                            Todd D. Weyhrich
                                            Vice President, Controller and
                                            Chief Accounting Officer