Form 10-K
period 1999-01-31
PAMIDA INC /DE/
filed 1999-04-23
CIK 808304

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                     Annual Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended January 31, 1999
                         Commission File Number 33-57990

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

                                                       Outstanding at
            Class of Stock                             March 22, 1999
            --------------                             --------------
             Common Stock                               1,000 shares




                                     PART I

ITEM 1. BUSINESS.

     FORWARD-LOOKING STATEMENTS

     This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such statements are made in good faith by the Company pursuant to the safe-harbor provisions of the 1995 Act. In connection with these safe-harbor provisions, this Form 10-K contains certain forward-looking statements which reflect management's current views and estimates of future economic circumstances, industry conditions, customer buying preferences and patterns, competitive conditions, Company performance, Year 2000 compliance and Company financial results. The statements are based on many assumptions and factors including sales results, expense levels, competition and interest rates as well as other risks and uncertainties inherent in the Company's business, capital structure and the retail industry in general. Any changes in these factors could result in significantly different results. Plans for new stores are subject to numerous contingencies discussed below in this Form 10-K. The Company further cautions that the forward-looking information contained in this Form 10-K is not exhaustive or exclusive. The Company does not undertake to update any forward-looking statements which may be made from time to time by or on behalf of the Company.

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

     Except  for  the  discussion  in the  final  section  of this  Item 1,  the
information   contained  in  this  Item  1  relates  only  to  Pamida's  general merchandise retail stores.

     STORES.

     At January 31, 1999, Pamida operated 146 general merchandise retail stores located in 146 small towns (having an average population of approximately 5,500) in 15 Midwestern, North Central and Rocky Mountain states. Pamida's strategic objective is to be the dominant general merchandise retailer in the communities it serves. The Company believes that it holds the leading market position in over 80% of the communities in which its stores are located.

     Pamida stores generally are located in small towns where there often is less competition from another major general merchandise retailer and which the Company considers to be either too small to support more than one major general merchandise retailer (thereby creating a potential barrier to entry by a major competitor) or too small to attract competitors whose stores generally are designed to serve larger populations. At January 31, 1999, 117 of the Company's 146 stores faced no direct local competition from other general merchandise retailers.

     The Company's stores average approximately 30,000 square feet of sales area and range in size from approximately 6,000 to 51,000 square feet of sales area. At January 31, 1999, the Company's stores had an aggregate sales area of approximately 4,413,000 square feet.

     The following table indicates the states in which the Company's general merchandise stores were located as of January 31, 1999:

                                                            No. of
State                                                       Stores    Percent
-----                                                       ------    -------
Minnesota...................................................   28       19.2%
Iowa........................................................   26       17.8
Wisconsin...................................................   15       10.3
Nebraska....................................................   14        9.6
Michigan....................................................   12        8.2
Ohio........................................................   10        6.8
Wyoming.....................................................    9        6.1
North Dakota................................................    7        4.8
South Dakota................................................    6        4.1
Montana.....................................................    6        4.1
Indiana.....................................................    4        2.7
Kansas......................................................    3        2.1
Illinois....................................................    3        2.1
Kentucky ...................................................    2        1.4
Missouri ...................................................    1        0.7
                                                              ---      -----
                                                              146      100.0%

     The following tables show the number of the Company's general merchandise store openings, relocations and closings and the aggregate year-end store sales area by fiscal year since fiscal 1995:

                                                     Fiscal Year Ended
                                              --------------------------------
                                              1999   1998   1997   1996   1995
                                              ----   ----   ----   ----   ----
Beginning of year                              148    148    144    184    173
  Stores opened in new markets                   4      1      6      7     17
  Stores relocated in existing markets           2      2      2      3      -
  Stores closed (includes relocated stores)     (8)    (3)    (4)   (10)    (6)
                                              ----   ----   ----   ----   ----
  End of year                                  146    148    148    184    184
  Less 40 Closed Stores                       ====   ====   ====   ----   ====
                                                                    (40)
                                                                   ----
                                                                    144
                                                                   ====

                                                     Fiscal Year Ended
                                              --------------------------------
                                              1999   1998   1997   1996   1995
                                              ----   ----   ----   ----   ----
  Square feet of store sales area at
    year-end (in millions)                    4.41   4.41   4.35   5.22   5.09
  Less 40 Closed Stores                                            ----
                                                                  (1.09)
                                                                   4.13
                                                                   ====

     The Company regularly evaluates all of its stores and from time to time closes stores which no longer meet its standards for sales, profitability, selling area or other applicable criteria.

     STORE EXPANSION PROGRAM.

     The Company's store expansion program is subject to the Company's ability to access financing or negotiate satisfactory leases, as well as to the ability of prospective landlords to obtain financing for new store buildings and to various zoning, site acquisition, environmental, traffic, construction and other contingencies. Up to fifteen new stores, none of which are replacement stores, are expected to commence operations during the fiscal year ending January 30, 2000.

     Pamida has identified numerous communities which are potential sites for the Company's prototype stores and in which Pamida believes it can achieve a leading market position, although there is no assurance that Pamida will open stores in such communities or on any particular time schedule.

     The Company began operations in a new 200,000 square foot distribution center in Lebanon, Indiana, during the second quarter of fiscal 1998. Pamida believes that its existing distribution facilities (including the expandable Lebanon, Indiana, facility), senior and middle management staff and corporate infrastructure should allow the Company to accommodate its currently anticipated growth.

     The Company typically invests approximately $1,550,000 to $1,750,000 in a new prototype store. Such expenditures consist primarily of approximately $1,000,000 to $1,200,000 for the initial store inventory, a portion of which is financed by vendor trade credit, and approximately $450,000 to $500,000 for store fixtures and equipment. In most cases, building and land costs of approximately $1,550,000 to $1,750,000 per store are financed by unaffiliated developers who lease the real estate to Pamida. To expedite the construction process because of construction financing constraints, Pamida frequently constructs stores on sites which it acquires, with the expectation that it subsequently will enter into sale-leaseback transactions involving such stores with unaffiliated investors. At January 31, 1999, the Company has built, or is building, twelve stores which the Company expects to sell and lease back within the next twelve to eighteen months.

     SALES AND MERCHANDISING.

     Pamida's merchandising policy is to provide customers with reliable and convenient family shopping and to feature nationally advertised brand-name products as well as select private-label merchandise at attractive prices. Pamida operates its stores on a self-service, primarily cash-and-carry basis and runs weekly advertised promotions throughout the year. All of Pamida's stores accept bank credit cards, which accounted for 15.4% of total store sales during the fiscal year ended January 31, 1999.

     Pamida's typical customers are price-conscious families across the income spectrum. To effectively serve such customers, the Company's stores are open seven days a week for an average of at least 75 hours per week.

     Pamida's three basic merchandise divisions are softlines, hardlines and pharmacies. The softlines division includes mens', womens', childrens' and infants' clothing, footwear, accessories and jewelry. The hardlines division includes categories such as health and beauty aids, automotive accessories, housewares, paper and cleaning supplies, hardware, paint, sporting goods, toys, stationery, small appliances and electronic items, videos, compact discs and tapes, lawn and garden supplies, linens and other domestics, cameras and accessories, pet supplies, consumables and candy items.

     The Company currently owns and operates pharmacies in 54 of its larger stores, and five of Pamida's other stores contain prescription pharmacies leased to and operated by independent pharmacists. The pharmacies have proved to be effective in building customer loyalty and attracting customers who are likely to purchase other items in addition to prescription drugs. Pamida intends, subject to regulatory and personnel considerations and where space permits, to include a pharmacy in each of its new prototype stores and to add pharmacies to existing stores.

     During the fiscal year ended January 31, 1999, the hardlines division accounted for approximately 72% of Pamida's total sales, while the apparel division and the pharmacies accounted for approximately 21% and 7%, respectively, of Pamida's total sales.

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

     Pamida's business, like that of most other general merchandise retailers, is seasonal. First quarter sales (February through April) are lower than sales during the other three fiscal quarters, while fourth quarter sales (November through January) amount to approximately 29% of the full year's sales and normally involve a greater proportion of higher margin merchandise.

     ADVERTISING AND PROMOTION.

     The Company's extensive advertising primarily utilizes colorful weekly circulars developed by a centralized advertising department at Pamida's headquarters. Such circulars advertise brand-name and other merchandise at significant price reductions and are inserted into local newspapers or mailed directly to customers. Pamida also uses local shoppers publications and coupon books. During fiscal 1999, Pamida spent approximately $11,936,000 (net of promotional allowances provided by vendors) on advertising, which represented approximately 1.8% of fiscal 1999 sales.

     PURCHASING AND DISTRIBUTION.

     Pamida maintains a centralized purchasing, merchandise allocation and store planning staff at its central offices. The merchandising department includes two general merchandise managers, three hardlines divisional merchandise managers and two apparel divisional merchandise managers. Each of the divisional merchandise managers supervises from five to seven buyers. Members of the Company's experienced buying staff regularly attend major trade shows, visit both domestic and overseas markets and meet with vendor representatives at the Company's headquarters.

     The merchandise in the Company's stores is purchased from approximately 2,400 primary manufacturers, suppliers and other vendors. Centralized purchasing enables Pamida to more effectively control the cost of merchandise and to take advantage of promotional programs and volume discounts offered by certain vendors. The Company continuously seeks to optimize merchandise costs, including promotional allowances offered by its suppliers. Pamida also has centralized the management of returned merchandise, which enables the Company to most effectively secure vendor credits and refunds with respect to such merchandise.

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

     During fiscal 1999, approximately 77% of Pamida's merchandise was distributed to the stores through Pamida's own distribution centers, while the remaining merchandise was supplied directly to the stores by manufacturers or distributors.

     COMPETITION.

     The general merchandise retail business is highly competitive. The Company's stores generally compete with other general merchandise retailers, supermarkets, drug and specialty stores, mail order and catalog merchants and, in some communities, department stores. Competitors consist both of independent stores and of regional and national chains, some of which have substantially greater financial resources than the Company. The type and degree of competition and the number of competitors which Pamida's stores face vary significantly by market.

     Pamida believes that the principal areas of competition in the general merchandise retail industry are store location, merchandise selection and quality, customer service and price, although numerous other factors also affect the competitive position of any particular store. Among the methods that the Company employs to build customer loyalty and satisfaction are weekly advertised specials, reliable in-stocks, competitive pricing, clean and orderly stores, friendly well-trained personnel, a liberal return policy and a wide variety of special customer services offered under themes such as "Hometown Values", "We Care" and "We're Listening".

     Pamida stores generally are located in small towns where there is no direct local competition from another major general merchandise retailer and which may be either too small to support more than one major general merchandise retailer (thereby creating a potential barrier to entry by a major competitor) or too small to attract competitors whose stores generally are designed to serve larger populations. The Company believes that, in terms of sales, it is the leading general merchandise retailer in approximately 80% of the communities in which its stores are located.

     At January 31, 1999, 117 of Pamida's 146 general merchandise stores were located in communities in which there was no direct local competition from other major general merchandise retailers. As of that date, Kmart, Alco, Wal-Mart, Target and ShopKo had stores in 13, 13, 7, 3 and 1 communities, respectively, where Pamida stores are located; however, because some of these communities have more than one of such competitors, only 29 Pamida stores face direct local competition from such retail chains. In recent years the Company's business strategy has been to focus its store expansion program on communities with less likelihood of the entry of a new major competitor, but there can be no assurance that in the future major competitors will not open additional stores in the Company's markets.

     Merchandise prices generally are established on a zone basis at Pamida's central office, although store managers are given discretion to adjust prices of key items to meet local competition and to match a competitor's advertised prices. Zone pricing allows the Company to establish prices at different levels in different trade territories, based primarily on competitive conditions within such territories, rather than having a uniform pricing structure throughout the entire chain. Pamida conducts a continuous program of competitor price comparisons that enables the Company to make merchandise price adjustments, when necessary, to assure that the Company maintains a competitive position.

     EMPLOYEES.

     As of January 31, 1999, Pamida had approximately 6,000 employees, of whom approximately 2,900 were full-time and 3,100 were part-time. The number of employees varies on a seasonal basis. Pamida's employees are not represented by a labor union, and the Company believes that its relations with its employees are good.

     At January 31, 1999, the average length of service of the Company's management staff was as follows:

                                                            Average
                                                             Years
                                              Number       of Service
                                              ------       ----------
Chief Executive and Operating Officers             2             17.2
Senior Vice Presidents and Vice Presidents        19              7.2
District Managers                                 12             20.9
Pharmacy District Supervisors                      4              6.2
Store Managers                                   147             11.8
Pharmacy Managers                                 54              3.2

     Pamida's human resources department is responsible for company-wide salary and wage administration, as well as all employee benefits. The human resources department works closely with store operations in the development and administration of Pamida's store-level employee training programs. In addition, Pamida has an ongoing program for the development of management personnel to fill positions in all facets of the Company's operations and makes a concerted effort to identify and train potential successors for all of its key middle and senior managers.

     HEARTLAND HOME FURNISHINGS.

     During the third quarter of fiscal 1999, the Company converted a former general merchandise store, which had substantial direct competition from a national discount chain store, to a "Heartland Home Furnishings" (Heartland) store, which sells furniture, rugs, lamps, accessories and other home furnishings items. This new concept is currently being tested as a potential alternative use for certain of the Company's general merchandise store properties which are not performing to management's standards. The Company plans to open four additional Heartland stores in the first quarter of fiscal 2000 and will consider a very limited number of additional Heartland stores during the year. The Company will continue to assess the results of this test concept on a going forward basis, and there can be no assurance that the Company will either continue or expand this retail store concept.

ITEM 2. PROPERTIES.

     At January 31, 1999, the Company owned 14 of its 147 store buildings, while its remaining 133 stores (including the Heartland Home Furnishings store) operated in leased premises. A substantial majority of the Company's leases have renewal options, with approximately 65% of the leases having unexpired current terms of five years or more. The following table provides information relating to the remaining lease terms for the Company's leased stores at January 31, 1999:


                 Lease Expiring                   Number of Leased Stores
          During the Fiscal Year Ending(1)                1/31/99
          --------------------------------        -----------------------
                       2000.............................    16
                       2001.............................    14
                       2002.............................     8
                       2003.............................     6
                       2004.............................     4
                       Thereafter.......................    85
                                                           ---
                       Total............................   133
                                                           ===
(1) Includes renewal options.

     Pamida's management believes that the physical condition of the Company's stores generally is very good. All of the Company's stores are continuously updated to conform to Pamida's operating and merchandising standards.

     The Company's general offices and one of its three distribution centers are located in a 215,000 square foot building in Omaha, Nebraska, owned by the Company. This facility contains approximately 135,000 square feet of distribution center space and approximately 80,000 square feet of office space.

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

     Pamida also has a facility in Omaha which contains approximately 41,000 square feet of space and is located immediately adjacent to the Company's corporate office. This facility, which is owned by Pamida, is used for processing of merchandise to be returned to vendors and by the advertising department in connection with its printing operations.

     In addition to its retail stores, distribution centers and corporate facilities, Pamida's tangible assets include inventories, warehouse and store fixtures and equipment, merchandise handling equipment, office and data processing equipment, motor vehicles and an airplane.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company is a wholly-owned subsidiary of Holdings. There is no market for the Company's common equity. Because the Company pays any dividends on its common stock only to its parent corporation, no information is provided concerning past dividend payments or anticipated future dividend payments.

Item 6. Selected Financial Data.


                          PAMIDA, INC. AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA
                        (In thousands, except other data)

                                                                  Fiscal Year Ended
                                          --------------------------------------------------------------
                                          January 31,  February 1,  February 2,  January 28,  January 29,
                                             1999         1998       1997(1)        1996         1995
                                          ----------   ----------   ----------   ----------   ----------
INCOME STATEMENT DATA:
  Sales                                   $  672,394   $  657,017   $  633,189   $  736,315   $  711,019
  Gross profit                               167,568      161,935      154,090      177,688      177,367
    Selling, general and
      administrative expenses                134,358      128,419      124,410      150,069      142,656
  Interest expense                            25,847       26,239       25,984       26,610       24,799
  Long-lived asset write-off                       -            -            -       78,551            -
  Store closing costs                              -            -            -       21,397            -
                                          ----------   ----------   ----------   ----------   ----------
  Income (loss) before
    provision for income taxes                 7,363        7,277        3,696      (98,939)       9,912
  Income tax provision
    (benefit)                                  2,860          644            -       (6,412)       4,782
                                          ----------   ----------   ----------   ----------   ----------

  Net income (loss)                       $    4,503   $    6,633   $    3,696   $  (92,527)  $    5,130
                                          ==========   ==========   ==========   ==========   ==========
BALANCE SHEET DATA:
  Working capital                         $   40,874   $   35,199   $   28,645   $   33,874   $   46,684
  Total assets                               298,618      260,843      269,152      258,470      354,309
  Long-term debt (less current portion)      140,242      140,289      140,364      140,411      141,745
  Obligations under capital
    leases (less current portion)             35,925       32,156       33,999       36,559       43,050
  Stockholder's
    (deficit) equity                         (46,394)     (50,897)     (57,530)     (61,226)      31,301

OTHER DATA:
  Team members                                 6,000        5,600        5,700        7,200        7,200
  Number of stores                               147          148          148          184          184
  Retail square feet
    (in millions)                               4.45         4.41         4.35         5.22         5.09

(1)   Represents a 53-week year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                  PAMIDA, INC
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                          (Dollar amounts in thousands)


YEAR ENDED JANUARY 31, 1999 COMPARED TO YEAR ENDED FEBRUARY 1, 1998

     SALES - Total sales during fiscal 1999 increased by $15,377, or 2.3%, from 1998. During fiscal 1999, sales in comparable stores increased by $18,826, or 3.0%. During fiscal 1999, the Company opened six new stores, of which four are located in new markets and two were relocations; the Company also closed seven stores during fiscal 1999, resulting in a net increase in selling area during the fiscal year of approximately 43,000 square feet. At January 31, 1999, the Company had a total of approximately 4,451,000 square feet of sales area.

     Sales during the second half of the year were adversely affected by economic weaknesses in the agricultural communities in which many of the Company's stores are located. Also, unseasonably warm weather during much of the fall and early winter season further tempered sales, especially in the winter clothing and other seasonal sales categories. The Company's in-stock position in basic merchandise suffered during the third quarter and the early part of the fourth quarter due to implementation issues related to a comprehensive new merchandising and inventory replenishment system installed late in the second quarter. Sales increased dramatically during the period from Christmas to the end of the fiscal year due to improved in-stock positions and normal seasonal weather conditions. Comparable store sales for the month of January increased by more than 17%.

     The Company experienced sales increases in many merchandise categories during fiscal 1999. The most significant increases occurred in pharmacy and prescriptions, which increased 27.4% or $10,685, and in the yarns and crafts, lawn and garden, bath and floor care, pet supplies and furniture categories which increased by lesser amounts. Other categories experiencing gains were athletic shoes, boys' toys, bedding, grocery, beauty aids, audio and video, junior apparel, appliances, team sports and electronics. The Company experienced sales decreases in several categories. The largest dollar decreases were in the automotive, hosiery, paint and electric, paper and cleaning, misses apparel and infants and toddlers categories.

     During  the  third  quarter,   the  Company   converted  a  former  general
merchandise store, which had substantial direct competition from a national discount chain store, to a "Heartland Home Furnishings" (Heartland) store, which sells furniture, rugs, lamps, accessories and other home furnishings items. This new concept is currently being tested as a potential alternative use for certain of the Company's general merchandise store properties which are not performing to management's standards. The Company plans to open four additional Heartland stores in the first quarter of fiscal 2000 and will consider a very limited number of additional Heartland stores during the year. The Company will continue to assess the results of this test concept on a going forward basis, and there can be no assurance that the Company will either continue or expand this retail store concept.

     GROSS PROFIT - Gross profit for fiscal 1999 increased by $5,633, or 3.5%, compared to fiscal 1998. As a percent of sales, gross profit improved to 24.9% from 24.6%. The Company's merchandise gross margin as a percent of sales increased to 27.9% in fiscal 1999 from 27.6% in fiscal 1998. Total warehouse and distribution costs amounted to 2.9% of sales compared to 2.8% last year. Markdowns were substantially lower for the year due to lower inventory investment in most softlines categories, especially in fashions and other categories which have higher potential for markdowns. The Company also implemented more competitive pricing on many softlines goods which also contributed to a reduced need for markdowns due to greater sell-through. Most sales categories experienced increases in gross margin dollars for the year. Categories with the largest increases in gross margin dollars were pharmacy and prescriptions, groceries, yarns and crafts, housewares, junior apparel, beauty aids, pet supplies and furniture. The largest dollar decreases in gross margin were in the automotive, hosiery, misses apparel, cameras and candy categories.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A) expense increased $5,939, or 4.6%, to $134,358 in fiscal 1999 from $128,419 in fiscal 1998. As a percentage of sales, SG&A expense increased to 19.9% from 19.5% last year. Over half of the total net increase in SG&A expense for the year was attributable to higher store payroll due primarily to normal wage increases and the effects of federally mandated minimum wage increases. Corporate general and administrative costs increased by $1,859, or 6.6%, due primarily to increased depreciation and amortization costs related to financial and merchandising systems implemented within the last year. General and administrative payroll also increased with the largest increase being incurred in the information systems area to support the implementation and maintenance of the various new systems which have been, and are being, implemented. Store controllable expenses increased $1,558, or 8.2%. The largest increases in these expenses related to supplies, janitorial costs and charge card fees. Advertising expenses increased $1,468, or 14.0%, due to a significant increase in the number and cost of special advertising events and increased costs of advertising circulars. Store fixed costs increased $813, or 3.2%, primarily due to the effect of higher costs of new store locations. These increases in costs were offset by other income which increased by approximately $2,685 and included 1) the favorable settlement of a lawsuit related to pharmacy operations which netted $1,333 in income, 2) a gain on the sale of the Polson, Montana store property of $999, 3) the partial reversal of a reserve established in fiscal 1996 (related to the 40 store closings) totaling $535 to reflect the impact of the planned conversion of two of the leased properties to Heartland stores in fiscal 2000 and 4) the partial reversal of a reserve established in fiscal 1998 for a long-term incentive plan, the value of which is determined by the trading price of the stock, totaling $575 to reflect the liability indicated by the actual price of the common stock at year end.

     INTEREST expense decreased by $392, or 1.5%, for fiscal 1999 compared to fiscal 1998. Interest expense related to the revolving line of credit decreased by $859 in fiscal 1999 compared to fiscal 1998 due to lower average borrowings, especially during the early part of fiscal 1999, and a reduced interest rate. These decreases in expense were offset somewhat by higher interest expense related to capital leases.

     INCOME TAX PROVISION - The Company had deferred tax assets, initially recorded at the end of fiscal 1996, related to certain tax credit carryforwards which resulted from prior year store closing charges. The Company had also recorded a valuation allowance related to these assets. The Company's valuation allowance was utilized during fiscal 1998 to partially offset income taxes from normal operating activities of the Company. Accordingly, a tax provision was recorded related to operations during fiscal 1999, and the Company expects that operations in future periods will continue to be taxed at a normal tax rate.

YEAR ENDED FEBRUARY 1, 1998 COMPARED TO YEAR ENDED FEBRUARY 2, 1997

     SALES - Total sales during the 52-week fiscal 1998 period increased by $23,828, or 3.8%, from the 53-week fiscal 1997 period. On a 52 to 52-week basis, total net sales increased by 5.2%. During fiscal 1998, sales in comparable stores increased by $24,135, or 4.0%.

     During fiscal 1998, the Company opened three new stores, of which one is located in a new market and two were relocations; the Company also closed one store (which was replaced during fiscal 1999 by a new store in the same market), resulting in a net increase in selling area during the fiscal year of approximately 61,000 square feet and a year-end total of approximately 4,408,000 square feet.

     The Company experienced sales increases in most merchandise categories during fiscal 1998. The most significant increases occurred in pharmacy prescriptions, housewares, toys, athletic shoes and team sports apparel. Other categories experiencing notable gains were stationery, sporting goods, appliances, paper and cleaning supplies and pet supplies. The Company experienced sales decreases in several categories. The largest dollar decreases were in the automotive, mens' fashion apparel, jewelry and watches and juniors' apparel categories.

     GROSS PROFIT - Gross profit for the 52-week fiscal 1998 period increased by $7,845, or 5.1%, compared to the 53-week fiscal 1997 period. As a percentage of sales, gross profit improved to 24.6% from 24.3%. The Company's merchandise gross margin as a percentage of sales decreased to 27.6% in fiscal 1998 from 27.8% in fiscal 1997. The decrease in merchandise gross margin percent of sales was offset by substantial expense reductions in the distribution and transportation areas made possible by operating efficiencies gained largely from a new distribution center management system implemented during fiscal 1997. During the prior fiscal year, the Company incurred higher than normal labor cost in its distribution and transportation areas due to implementation issues related to the distribution center management system. Total distribution and transportation costs amounted to 2.8% of sales compared to 3.3% last year.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A) expense increased $4,009, or 3.2%, to $129,419 in fiscal 1998 from $124,410 in fiscal 1997. As a percentage of sales, SG&A expense decreased to 19.5% from 19.6% last year. Most of the total net increase in SG&A expense for the year was attributable to higher corporate general and administrative expenses, primarily involving planned increases in payroll and incentive compensation expenses. Store occupancy costs increased by $989, but remained at 3.9% as a percentage of net sales for both fiscal 1998 and 1997.

     Store payroll costs and controllable costs decreased by $392 and $121, respectively, during fiscal 1998 as compared to last year. As a percentage of net sales, store payroll costs and controllable costs decreased from 8.0% to 7.7% and 3.0% to 2.9% for the fiscal periods ended 1998 and 1997, respectively.

     INTEREST expense increased by $255, or 1.0%, for fiscal 1998 compared to fiscal 1997 because of higher outstanding balances on the revolving line of credit resulting from higher investments in basic inventory during the year as well as the funding of certain of the Company's information systems initiatives. This increase was offset in part by decreased interest related to lower average outstanding capitalized lease obligations in fiscal 1998 compared to fiscal 1997.

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

     The Company has satisfied its seasonal liquidity requirements primarily through a combination of funds provided from operations and from a revolving credit facility. Funds used in operating activities totaled $5,544 in fiscal 1999, and funds provided by operating activities totaled $20,838 in fiscal 1998. Funds used in operations totaled $7,897 in fiscal 1997. The change in cash flow from operating activities from fiscal 1998 to fiscal 1999 was primarily the result of increases in inventory and changes in income taxes payable, offset somewhat by increases in accounts payable, primarily related to the Company's higher inventory levels. The positive change in cash flow from operating activities from fiscal 1997 to fiscal 1998 was primarily the result of improved operating results, a net decrease in inventory and increases in operating and tax liabilities.

     The Company's committed Loan and Security Agreement (the Agreement) was amended and restated on July 2, 1998 and extended to July 2001. The amendment increased the maximum borrowing limit to $125,000 from $95,000 and reduced interest rate spreads by 75 basis points. The amended $125,000 facility includes a $25,000 supplemental facility primarily intended for real estate development activities, which the Company is using to accelerate its new store opening program in fiscal 2000.

     Borrowings under the Agreement bear interest at a rate which is tied to the prime rate (as defined) or the London Interbank Offered Rate (LIBOR), generally at the Company's discretion. Included in the July 2, 1998 amendment to the Agreement were provisions substantially increasing the maximum permitted borrowings available to the Company. The amounts Pamida is permitted to borrow are determined by a formula based upon the amount of the Company's eligible inventory from time to time. Such borrowings are secured by security interests in all of the current assets (including inventory) of the Company and by liens on certain real estate interests and other property of the Company. Pamida Holdings Corporation ("Holdings") and two subsidiaries of the Company have guaranteed the payment and performance of the Company's obligations under the Agreement and have pledged some or all of their respective assets, including the stock of the Company owned by the Holdings, to secure such guarantees.

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

     Obligations under the Agreement were $66,497 at January 31, 1999 and $45,194 at February 1, 1998. Included in this amount is $9,590 of borrowings under the $25,000 supplemental facility. Total unused borrowing availability under the Agreement as of January 31, 1999 totaled $49,568 compared to $31,288 at the end of the prior fiscal year. As noted above, this facility expires in July 2001, and the Company intends to refinance any outstanding balance by such date. Borrowings under the Agreement are senior to the Senior Subordinated Notes of the Company. The Company had long-term debt and obligations under capital leases of $176,167 at January 31, 1999 and $172,445 at February 1, 1998. The Company's ability to satisfy scheduled principal and interest payments under such obligations in the ordinary course of business is dependent primarily upon the sufficiency of the Company's operating cash flow and refinancings. At January 31, 1999, the Company was in compliance with all covenants contained in its various financing agreements.

     Holdings reclassified all preferred stock into common stock effective November 18, 1997. Accordingly, Holdings had no remaining obligations related to the preferred stock as of the end of fiscal 1998. Since Holdings conducts no operations of its own, prior to the November 18, 1997, reclassification of the preferred stock, the only cash requirement of Holdings related to preferred stock dividends in the aggregate annual amount of approximately $316; and the Company was expressly permitted under its then existing credit facilities to pay dividends to Holdings to fund such preferred stock dividends. Because of the accumulated deficit which resulted primarily from the store closings and the write-off of goodwill and other long-lived assets recognized in the fourth quarter of fiscal 1996, applicable corporate law did not permit the Company or Holdings to declare or pay any cash dividends in fiscal 1999, 1998 and 1997.

     The Company made capital expenditures of $8,328 in fiscal 1999 compared to $6,654 during fiscal 1998. The Company also made expenditures of $6,435 and $3,848 in fiscal 1999 and 1998, respectively, related to information systems software. In addition, the Company incurred construction costs related to new stores opened during fiscal 1999 totaling $8,720. Capital expenditures and information systems software costs are expected to total approximately $20,000 in fiscal 2000. The Company expects to fund these expenditures from cash flow from its operations. The costs of buildings and land for new store locations are expected to be financed by operating or capital leases with unaffiliated landlords, as well as borrowings under the Agreement. The Company's expansion program also will require inventory of approximately $1,000 to $1,200 for each new market store, which the Company expects to finance through trade credit, borrowings under the Agreement and cash flow from operations. In the first half of fiscal 1999, the Company sold and leased back six store properties with net cash proceeds totaling $8,475. The leases are classified as capital and operating leases for four and two store properties, respectively. The annual lease payments for the six store properties for each of the next five years total $933. Proceeds from the sales were used to reduce outstanding indebtedness under the Company's revolving line of credit.

     The Company's cash flow from operations, along with the Agreement, should provide adequate resources to meet the Company's near-term liquidity requirements. On a long-term basis, the Company's expansion will require continued investments in store locations, distribution and infrastructure enhancements, systems and working capital. The Company expects to continue to finance these investments through cash flow from operations, leases from unaffiliated landlords, trade credit and borrowings under the Agreement. The Company is also exploring additional sources of funds which may include additional capital structure changes. Currently, it is not possible for the Company to predict with any certainty either the timing or the availability of such additional financing.


YEAR 2000  READINESS DISCLOSURE

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

INTERNAL CONSIDERATIONS:

     The Company's IT systems include proprietary and third-party software and related hardware as well as data and telephone networks. Since 1994, the Company has modernized its information technology by replacing five of its mission-critical legacy systems (inventory, distribution center management, logistics, store operations and financial systems) with purchased and leased software and hardware. While the primary impetus for replacing the legacy systems was to substantially improve each system's functionality, an additional expected benefit is that the new systems are designed to be Year 2000 compliant. The two most recent implementations, financial and inventory systems, are each approximately 85% complete. The remaining 15% of these projects is planned to be completed by the end of August 1999. The logistics, distribution management and store operations systems implementations are complete and, as needed, will be upgraded further. The Company's other major system, human resources (including payroll processing), is being replaced currently and is planned for completion by the end of October 1999. Each of these systems has been certified as being Year 2000 compliant by the respective vendors.

     In addition to the aforementioned systems, the Company has numerous other systems applications and interfaces between systems which are maintained by the Company. Approximately 25% of these systems and interfaces have been modified to address the Year 2000 issue. Those remaining systems and interfaces which are believed to have potentially material adverse effects on the Company's operations or financial results in the event of failure are planned for necessary modifications to be completed and tested by July 1999. The hardware supporting these systems is planned to be replaced with Year 2000 compliant hardware before July 1999.

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

EXTERNAL CONSIDERATIONS:

     The Company has identified its key business partners and will take prudent steps to assess their Year 2000 readiness and mitigate the risk if they are not prepared for the Year 2000. Accordingly, the Company is participating in the International Mass Retail Association (IMRA) task force's efforts to obtain assurances from vendors and service providers related to their Year 2000 compliance. If certain vendors are unable to deliver product on a timely basis, due to their own Year 2000 issues, the Company anticipates there will be others who will be able to deliver similar goods. The Company also recognizes the risks to the Company if other key suppliers in utilities, communications, transportation, banking and government areas are not ready for the Year 2000, and therefore is beginning to develop contingency plans to mitigate the potential adverse effects of these risks, and intends to have such plans completed before December 1999.

COSTS RELATED TO YEAR 2000:

     The majority of the systems the Company has recently implemented, and those new systems yet to be implemented, have substantially improved functionality over the Company's legacy systems which they replace. Accordingly, most of the costs associated with these systems have been, and will continue to be, capitalized. Thus far in fiscal 1999, the Company has expensed less than $50 related directly to Year 2000 readiness, and prior to fiscal 1999 the amounts expensed were similarly immaterial. The cost of directly addressing Year 2000 compliance for legacy systems which are not planned to be replaced by new systems is being charged to expense as incurred and is expected to total approximately $500 to $1,000. All expenditures related to the Company's Year 2000 readiness initiatives will be funded by cash flow from operations and the Agreement and are included in the Company's operating plans.

SUMMARY:

     The Company anticipates that the most reasonably likely worst-case scenarios include, but are not limited to, loss of communications with stores, loss of electric power and other utility services, inability to process transactions or engage in normal business activity, and delayed receipt of merchandise from vendors. In planning for the most likely worst-case scenarios, the Company is addressing all three major elements in its plan. The Company believes its IT systems will be ready for the Year 2000, but the Company may experience some incidences of non-compliance. The Company plans to allocate internal resources and, if possible, retain dedicated consultants and vendor representatives to be ready to take action if these events occur. Development of contingency plans for non-IT systems is currently in process, and the Company is prepared to dedicate the required resources to carry out those plans for key non-IT systems, such as store and phone communications systems.

     In addition to the risks previously described, the Company must also be successful in retaining numerous key employees and external service providers involved with systems implementation and validation. Failure by the Company to complete implementation of all mission-critical systems, inability of the Company to properly address significant system interface issues or failure of the vendors of the aforementioned software and hardware to have eliminated the potential Year 2000 issues within the software and hardware could materially and adversely affect the Company's ability to execute various aspects of its operations, its ability to generate sales and ultimately its operations' financial results.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     The following discussion of the Company's exposure to various market risks contains "forward-looking statements" that involve risks and uncertainties. These projected results have been prepared utilizing certain assumptions considered reasonable in the circumstances and in light of information currently available to the Company. Actual results could differ materially from those projected in the forward-looking statements.

INTEREST RATE RISK

     At January 31, 1999, the Company had fixed-rate long-term debt totaling $140,289 and having a fair value of $134,992. These instruments are fixed-rate and therefore do not expose the Company to the possibility of earnings loss or gain due to changes in market interest rates. However, the fair value of these instruments would fluctuate by approximately $12,263 if interest rates were to increase or decrease by 10% from their levels at January 31, 1999. In general, such a change in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity.

     At January 31, 1999, the Company had floating rate obligations of $66,497 which expose the Company to the possibility of increased or decreased interest expense in the event of changes in short-term interest rates. If the floating rates were to change by 10% from the January 31, 1999 levels, the Company's consolidated interest expense for floating-rate obligations would increase or decrease by approximately $49 during each month in which such change continued based upon January 31, 1999 principal balances.

     The Company's practice is not to hold or issue financial instruments for trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                                  PAMIDA, INC.
                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholder of Pamida, Inc.
Omaha, Nebraska



We have audited the accompanying consolidated balance sheets of Pamida, Inc. (a wholly-owned subsidiary of Pamida Holdings Corporation) and subsidiaries as of January 31, 1999 and February 1, 1998, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended January 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pamida, Inc. and subsidiaries as of January 31, 1999 and February 1, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1999 in conformity with generally accepted accounting principles.






/s/DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Omaha, Nebraska
March 9, 1999



                          PAMIDA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Dollar amounts in thousands)





                                                  Fiscal Year Ended
                                        ------------------------------------
                                        January 31,  February 1,  February 2,
                                           1999         1998         1997
                                        (52 Weeks)   (52 Weeks)   (53 Weeks)
                                        ----------   ----------   ----------
Sales................................   $  672,394   $  657,017   $  633,189
Cost of goods sold...................      504,826      495,082      479,099
                                        ----------   ----------   ----------
Gross profit.........................      167,568      161,935      154,090
                                        ----------   ----------   ----------
Expenses:
  Selling, general and administrative      134,358      128,419      124,410
   Interest..........................       25,847       26,239       25,984
                                        ----------   ----------   ----------
                                           160,205      154,658      150,394
                                        ----------   ----------   ----------
Income before income taxes...........        7,363        7,277       3,696
Income tax provision.................        2,860          644           -
                                        ----------   ----------   ----------
Net income...........................   $    4,503   $    6,633   $    3,696
                                        ==========   ==========   ==========

See notes to consolidated financial statements.


                          PAMIDA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)


                                                                January 31,  February 1,
                                     ASSETS                        1999         1998

Current assets:                                                  ---------   ----------
  Cash.......................................................    $   7,588   $    6,816
  Accounts receivable, less allowance for doubtful accounts
    of $50 in both years.....................................       10,528        8,901
  Merchandise inventories....................................      180,063      152,927
  Prepaid expenses...........................................        3,698        2,838
                                                                 ---------   ----------
      Total current assets...................................      201,877      171,482
Property, buildings and equipment, net.......................       38,411       40,812
Leased property under capital leases, less accumulated
  amortization of $18,024 and $15,387, respectively..........       28,254       25,181
Deferred financing costs.....................................        2,301        2,755
Other assets.................................................       27,775       20,613
                                                                 ---------   ----------
                                                                 $ 298,618   $  260,843
                                                                 =========   ==========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable...........................................    $  53,772   $   47,687
  Loan and security agreement................................       66,497       45,194
  Accrued compensation.......................................        5,405        5,768
  Accrued interest...........................................        6,614        6,668
  Other accrued expenses.....................................       12,182       13,631
  Income taxes - deferred and current payable................       14,612       15,445
  Current maturities of long-term debt.......................           47           47
  Current obligations under capital leases...................        1,874        1,843
                                                                 ---------   ----------
      Total current liabilities..............................      161,003      136,283
Long-term debt, less current maturities......................      140,242      140,289
Obligations under capital leases, less current obligations...       35,925       32,156
Other long-term liabilities..................................        7,842        3,012
Commitments and contingencies (Note K).......................            -            -

Stockholder's equity:
  Common stock, $.01 par value; 10,000 shares authorized;
    1,000 shares issued and outstanding, respectively........            -            -
  Additional paid-in capital.................................       17,000       17,000
  Accumulated deficit........................................      (63,394)     (67,897)
                                                                 ---------   ----------
      Total stockholder's deficit............................      (46,394)     (50,897)
                                                                 ---------   ----------
                                                                 $ 298,618   $  260,843
                                                                 =========   ==========

See notes to consolidated financial statements.


                          PAMIDA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                          (Dollar amounts in thousands)


                                           Additional
                                Common      Paid-in       (Accumulated
                                Stock       Capital         Deficit)
                                ------     ----------     ------------

Balance at February 2, 1997...  $    -     $   17,000     $    (74,530)
   Net income                        -              -            6,633
                                ------     ----------     ------------
Balance at February 1, 1998...       -         17,000          (67,897)
   Net income.................       -              -            4,503
                                ------     ----------     ------------
Balance at January 31, 1999...  $    -     $   17,000     $    (63,394)
                                ======     ==========     ============

See notes to consolidated financial statements.


                          PAMIDA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)


                                                                            Fiscal Year Ended
                                                                   ------------------------------------
                                                                   January 31,  February 1,  February 2,
                                                                      1999         1998         1997
                                                                   (52 Weeks)   (52 Weeks)   (53 Weeks)
                                                                   ----------   ----------   ----------
Cash flows from operating activities:
  Net income..................................................     $    4,503   $    6,633   $    3,696
                                                                   ----------   ----------   ----------
    Adjustments to reconcile net income to net cash from
      operating activities:
        Depreciation and amortization.........................         13,456       12,660       11,762
        Provision for LIFO inventory valuation................            385          606          874
        Provision (benefit) for deferred income taxes.........         (2,738)      (3,297)       3,305
        Gain on disposal of assets............................         (1,032)        (150)         (56)
        Deferred retirement benefits..........................           (129)        (142)        (125)
        Decrease in store closing reserves....................         (1,967)      (3,457)      (3,726)
        Changes in operating assets and liabilities:
          (Increase) decrease in merchandise inventories......        (27,521)       3,957       (7,527)
          Increase in other operating assets..................         (3,796)      (1,458)      (2,065)
          Increase (decrease) in accounts payable.............          6,085       (6,558)      (8,842)
          (Decrease) increase in income taxes payable.........           (321)       7,781       (3,250)
          Increase (decrease) in other operating liabilities..          7,531        4,263       (1,943)
                                                                   ----------   ----------   ----------
    Total adjustments.........................................        (10,047)      14,205      (11,593)
                                                                   ----------   ----------   ----------
    Net cash from operating activities........................         (5,544)      20,838       (7,897)
                                                                   ----------   ----------   ----------
Cash flows from investing activities:
  Capital expenditures........................................         (8,328)      (6,654)      (4,947)
  Capitalized software costs..................................         (6,435)      (3,848)      (3,680)
  Proceeds from sale/leaseback of store facilities............          8,475            -            -
  Proceeds from disposal of assets............................          2,095        1,701          917
  Principal payments received on notes receivable.............             52           18           16
  Changes in constructed stores to be refinanced
    through lease financing...................................         (8,720)       1,790       (5,845)
  Assets acquired for sale....................................              -            -         (391)
                                                                   ----------   ----------   ----------
Net cash from investing activities............................        (12,861)      (6,993)     (13,930)
                                                                   ----------   ----------   ----------
Cash flows from financing activities:
  Borrowings (payments) under loan and security agreement, net         21,303      (11,921)      25,527
  Principal payments on other long-term debt..................            (47)         (75)      (1,335)
  Payments for deferred finance costs.........................           (169)        (225)         (54)
  Principal payments on capital lease obligations.............         (1,910)      (1,781)      (2,636)
                                                                   ----------   ----------   ----------
    Net cash from financing activities........................         19,177      (14,002)      21,502
                                                                   ----------   ----------   ----------
  Net increase (decrease) in cash.............................            772         (157)        (325)
  Cash at beginning of year...................................          6,816        6,973        7,298
                                                                   ----------   ----------   ----------
  Cash at end of year.........................................     $    7,588   $    6,816   $    6,973
                                                                   ==========   ==========   ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid (received) during the year for:
    Interest..................................................     $   25,278   $   25,834   $   24,804
    Income taxes:
      Payments to taxing authorities..........................          1,608          112          386
      Refunds received from taxing authorities................           (141)      (3,952)        (442)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
  Capital lease obligations incurred when the Company entered
    into lease agreements for new store facilities and equipment   $    5,710   $        -   $       11

See notes to consolidated financial statements.


                          PAMIDA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Dollar amounts in thousands)

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Pamida, Inc. (the "Company" or "Pamida") became a wholly-owned subsidiary of Pamida Holdings Corporation ("Holdings") through a merger in a leveraged buy-out transaction which was consummated on July 29, 1986.

     CONSOLIDATION - The consolidated financial statements include the results of operations, account balances and cash flows of the Company and its wholly-owned subsidiaries Seaway Importing Company ("Seaway") and Pamida Transportation Company. All material intercompany accounts and transactions have been eliminated in consolidation.

     FISCAL YEAR - All references in these financial statements to fiscal years are to the calendar year in which the fiscal year ends.

     LINE OF BUSINESS - The Company is engaged in the operation of general merchandise retail stores in a fifteen-state Midwestern, North Central and Rocky Mountain area. Seaway imports primarily seasonal merchandise for sale to Pamida. Pamida Transportation Company operated as a contract carrier for Pamida until July 1995, at which time independent contractors were engaged to provide all transportation needs of the Company. Because of the similarity in nature of the Company's businesses, the Company operates as a single business segment.

     REVENUE RECOGNITION - Pamida operates its stores on a self-service, primarily cash-and-carry basis. Because of the insignificance of sales returns, revenue is recognized at the point-of-sale without allowance for returns.

     CASH FLOW REPORTING - For purposes of the statement of cash flows, the Company considers all temporary cash investments purchased with a maturity of three months or less to be cash equivalents. There were no temporary investments at January 31, 1999 and February 1, 1998.

     MERCHANDISE INVENTORIES - Substantially all of the Company's inventory is stated at the lower of cost (last-in, first-out) or market.

     PROPERTY, BUILDINGS AND EQUIPMENT - Property, buildings and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives. Buildings and building improvements are generally depreciated over 8-40 years, while store, distribution center and office equipment, vehicles and aircraft equipment are generally depreciated over 3-10 years. Leasehold improvements are depreciated over the life of the lease or the estimated life of the asset, whichever is shorter.

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

     ADVERTISING COSTS - Advertising costs are expensed as incurred and netted to $11,936, $10,468 and $11,653 for fiscal years 1999, 1998 and 1997, respectively.

     PRE-OPENING EXPENSES - Costs related to opening new stores are expensed as incurred.

     SOFTWARE COSTS - The Company capitalizes internally developed software costs, which then are amortized on a straight-line basis over three to five years.

     STOCK-BASED COMPENSATION - Employees of the Company participate in stock-based compensation plans sponsored by Holdings. The Company accounts for its stock-based compensation under the provisions of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25), which utilizes the intrinsic value method.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The historical cost of financial instruments (cash, accounts receivable, accounts payable and the Company's committed line of credit) as presented in the financial statements approximates their fair value in all instances, except for long-term debt, the fair value of which is disclosed in Note E.

     RECLASSIFICATIONS - Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.

B.   MERCHANDISE INVENTORIES

     Total inventories would have been higher at January 31, 1999 and February 1, 1998 by $7,565 and $7,180, respectively, had the FIFO (first-in, first-out) method been used to determine the cost of all inventories. On a FIFO basis, net income before extraordinary item would have been $4,931, $3,892 and $78 respectively, for fiscal years 1999, 1998, and 1997. During fiscal years 1999, 1998, and 1997, certain inventory quantities were reduced resulting in a liquidation of certain LIFO layers carried at costs which were lower than the cost of current purchases, the effect of which increased net income by $33, $263, and $116, respectively.

C.   PROPERTY, BUILDINGS AND EQUIPMENT

     Property, buildings and equipment consists of:
                                                        Jan. 31,     Feb. 1,
                                                         1999         1998
                                                       --------     --------
     Land and land improvements......................  $  3,504     $  4,030
     Buildings and building improvements.............    18,807       22,183
     Store, warehouse and office equipment...........    65,349       59,842
     Vehicles and aircraft equipment.................     1,658        1,551
     Leasehold improvements..........................    18,186       16,944
                                                       --------     --------
                                                        107,504      104,550
      Less accumulated depreciation and amortization     69,093       63,738
                                                       --------     --------
                                                       $ 38,411     $ 40,812
                                                       ========     ========

D.   OTHER ASSETS

     Other assets consist of:
                                                        Jan. 31,     Feb. 1,
                                                         1999         1998
                                                       --------     --------
     Constructed stores to be refinanced through
       lease financing..............................   $ 10,084     $  7,969
      Unamortized software costs, net...............     14,568       10,435
      Other.........................................      3,123        2,209
                                                       --------     --------
                                                       $ 27,775     $ 20,613
                                                       ========     ========

     The Company contracted for the construction of five and eleven stores during the periods ended February 1, 1998 and January 31, 1999, respectively. The construction costs capitalized are recorded as other long-term assets during the period of construction and for the period following completion of construction to the date of sale of such stores through lease financing arrangements. The construction costs for twelve stores remain in Other Assets at January 31, 1999. The cost of construction has been financed through the Company's working capital including the Company's committed line of credit and cash flow from operations. In the first half of fiscal 1999, the Company sold and leased back six store properties with net cash proceeds totaling $8,475. Proceeds from the sales were used to reduce outstanding indebtedness under the Company's committed line of credit.

E.   FINANCING AGREEMENTS

     Pamida's committed Loan and Security Agreement (the Agreement) was amended and restated on July 2, 1998 and extended to July 2001. The amendment increased the maximum borrowing limit to $125,000 from $95,000 and reduced interest rate spreads by 75 basis points. The amended $125,000 facility includes a $25,000 supplemental facility primarily intended for real estate development activities.

     Borrowings under the Agreement bear interest at a rate which is tied to the prime rate (as defined) or the London Interbank Offered Rate (LIBOR), generally at the Company's discretion. Included in the July 2, 1998 amendment to the Agreement were provisions substantially increasing the maximum permitted borrowings available to the Company. The amounts the Company is permitted to borrow are determined by a formula based upon the amount of the Company's eligible inventory from time to time. Such borrowings are secured by security interests in all of the current assets (including inventory) of the Company and by liens on certain real estate interests and other property of the Company. Holdings and two subsidiaries of the Company have guaranteed the payment and performance of the Company's obligations under the Agreement and have pledged some or all of their respective assets, including the stock of the Company owned by Holdings, to secure such guarantees.

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

     The maximum amount of borrowings under the Agreement during fiscal 1999 and 1998 was $66,469 and $66,461, respectively. The weighted average amounts of borrowings under the Agreement for fiscal 1999 and 1998 were $48,414 and $52,869, respectively; and the weighted average interest rates were 8.9% and 9.8%, respectively.

     Long-term debt consists of:
                                                         Jan. 31,      Feb. 1,
                                                           1999         1998
                                                         --------     --------
     Senior Subordinated Notes, 11.75%, due March 2003 $140,000 $140,000 Industrial development bond, 5.5%, due in monthly
       installments through 2005......................        289          336
                                                         --------     --------
                                                          140,289      140,336
     Less current maturities..........................         47           47
                                                         --------     --------
                                                         $140,242     $140,289
                                                         ========     ========

     As of January 31, 1999 and February 1, 1998, the fair value of long-term debt was $134,992 and $144,489, respectively. The fair value of long-term debt was estimated based on quoted market values for the notes. The aggregate maturities of long-term debt in each of the next five fiscal years are $47, $47, $47, $47 and $140,047.

     The Senior Subordinated Notes are unsecured and are subordinate borrowings under the Agreement. Presently, under the most restrictive debt covenants, the Company is not permitted to pay dividends on its common stock.

F.   INCOME TAXES

     Components of the income tax provision (benefit) from continuing operations are as follows:

                                                           Year Ended
                                                  ----------------------------
                                                  Jan. 31,   Feb. 1,   Feb. 2,
                                                    1999      1998      1997
                                                  --------   -------   -------
Current:
  Federal......................................   $    (34)  $ 3,132   $(3,436)
  State........................................        156       809       131
                                                  --------   -------   -------
                                                       122     3,941    (3,305)
                                                  --------   -------   -------
Deferred:
  Federal......................................      2,409    (1,616)    3,189
  State........................................        329      (330)      116
Utilization of tax benefit carryforward........          -     1,059         -
Change in beginning of year valuation allowance          -    (2,410)        -
                                                  --------   -------   -------
                                                     2,738    (3,297)    3,305
                                                  --------   -------   -------
Total provision from continuing operations.....   $  2,860   $   644   $     -
                                                  ========   =======   =======

     The differences between the U.S. Federal statutory tax rate and the Company's effective tax rate are as follows:

                                                            Year Ended
                                                  ----------------------------
                                                  Jan. 31,   Feb. 1,   Feb. 2,
                                                    1999      1998      1997
                                                  --------   -------   -------
Statutory rate.................................       34.0%     34.0%     34.0%
State income tax effect........................        4.4       4.3       4.4
Valuation allowance............................          -     (29.9)    (39.5)
Other..........................................         .4        .4       1.1
                                                  --------   -------   -------
                                                      38.8%      8.8%        -

     In fiscal 1998, income tax expense allocated to the extraordinary item was $379 and income tax expense charged directly to stockholders' equity was $1,821. These amounts are net of a change in the beginning of year valuation allowance of $2,495.

     Significant temporary differences between reported and taxable income that give rise to deferred tax assets and liabilities were as follows:

                                                  Jan. 31,   Feb. 1,
                                                    1999      1998
                                                  --------   -------
Net current deferred tax liabilities:
  Inventories..................................   $ 14,155   $13,910
  Prepaid insurance............................        240       172
  Other........................................        790       423
  Post employment health costs.................        (85)     (135)
  Accrued expenses.............................     (3,034)   (2,192)
  Store closing costs..........................       (623)   (1,246)
                                                  --------   -------
    Net current deferred tax liabilities.......     11,443    10,932
                                                  --------   -------


                                                  Jan. 31,   Feb. 1,
                                                    1999      1998
                                                  --------   -------
Net long-term deferred tax liabilities:
  Property, buildings and equipment............      1,957     2,096
  Other........................................      3,680     1,836
  Capital leases...............................     (3,655)   (3,377)
  Tax benefit carryforward.....................          -      (800)
                                                  --------   -------
    Net long-term deferred tax
      (asset) liabilities......................      1,982      (245)
                                                  --------   -------
Net total deferred tax liabilities.............   $ 13,425   $10,687
                                                  ========   =======


     Net long-term deferred tax (asset) liabilities are classified with other assets or other long-term liabilities in the consolidated balance sheets of the Company.

G.   LEASES

     The majority of store facilities are leased under noncancelable leases. Substantially all of the store leases are net leases which require the payment of property taxes, insurance and maintenance costs in addition to rental payments. Certain leases provide for additional rentals based on a percentage of sales and have renewal options for one or more periods totaling from one to twenty years.

     At January 31, 1999, the future minimum lease payments under all capital and operating leases with rental terms of more than one year amounted to:



     Fiscal Year Ending                           Capital   Operating
                                                   Leases     Leases
                                                  -------   ---------
     2000......................................   $ 6,100   $  11,207
     2001......................................     6,010       9,635
     2002......................................     5,925       8,602
     2003......................................     5,913       7,566
     2004......................................     5,915       6,880
     Later years...............................    43,994      64,292
                                                  -------   ---------
     Total minimum obligations.................    73,857   $ 108,182
                                                            =========
     Less amount representing interest.........    36,058
                                                  -------
     Present value of net minimum lease payments   37,799
     Less current portion......................     1,874
                                                  -------
     Long-term obligations.....................   $35,925
                                                  =======

     The minimum rentals under operating leases have not been reduced by minimum sublease rental income of $89 due in the future under noncancelable subleases of stores.

     Total rental expense related to all operating leases (including those with terms less than one year) is as follows:
                                                          Year Ended
                                                  ---------------------------
                                                  Jan. 31,   Feb. 1,   Feb. 2,
                                                    1999      1998      1997
                                                  --------   -------   -------
     Minimum rentals...........................   $ 13,086   $11,669   $10,938
     Contingent rentals........................        292       272       258
     Less sublease rental income...............       (532)     (705)     (735)
                                                  --------   -------   -------
                                                  $ 12,846   $11,236   $10,461
                                                  ========   =======   =======

H.   OTHER INCOME

     The following non-recurring other income items reduced selling, general and administrative costs during the:

                                                            Year Ended
                                                  ----------------------------
                                                  Jan. 31,   Feb. 1,   Feb. 2,
                                                    1999      1998      1997
                                                  --------   -------   -------
      Legal settlements........................   $  1,333   $     -   $   207
      Gain on sale of closed store properties..        999         -         -
      Gain on sale of idle assets..............          -       103         -
      Reduction of store closing reserve.......        535         -         -
                                                  --------   -------   -------
                                                  $  2,867   $   103   $   207
                                                  ========   =======   =======

I.   EMPLOYEE SAVINGS AND OTHER POSTEMPLOYMENT BENEFIT PLANS

     Pamida has adopted a 401(k) savings plan that covers all employees who are 21 years of age with one or more years of service. Participants can contribute from 1% to 15% of their pre-tax compensation. Pamida has currently elected to match 50% of the participant's contribution up to 5% of compensation. Pamida's savings plan contribution expenses for fiscal years 1999, 1998, and 1997 were $792, $765, and $770, respectively.

     Prior to December 1993, the Company had agreed to continue to provide health insurance coverage and pay a portion of the health insurance premiums until age 65 for individuals who retire if the individual was eligible to participate in the plan, had attained age 55, had completed ten or more consecutive years of service and elected to continue on the Company plan. The plan is unfunded, and the Company had the right to modify or terminate these benefits. In December 1993, the Company amended the Plan to no longer offer postretirement health benefits for employees retiring after February 1, 1994. The accumulated postretirement benefit obligations as of January 31, 1999 and February 1, 1998 and the components of periodic expense for postretirement benefits in fiscal 1999, 1998 and 1997 were insignificant.

J.   STOCK OPTIONS

     Employees of the Company participate in the 1992 Stock Option Plan (the "1992 Plan") and the 1998 Stock Incentive Plan (the "1998 Plan") of Holdings. The plans are administered by a Committee of the Board of Directors of Holdings and provide for the granting of options to key employees of the Company and its subsidiaries to purchase up to an aggregate of 350,000 and 500,000 shares of Common Stock of Holdings under the 1992 Plan and the 1998 Plan, respectively. The 1998 Plan also permits the granting of other types of awards in the form of shares of Common Stock of Holdings; none have been granted. Options granted under the 1992 Plan and the 1998 Plan may be either incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, or non-qualified options.

     Options granted under the 1992 Plan and the 1998 Plan will be exercisable during the period fixed by the Committee for each option at the time of its grant; however, in general, no option will be exercisable earlier than one year after the date of its grant, and no incentive stock option will be exercisable more than ten years after the date of its grant. The option exercise price must be at least 100% of the fair market value of the Common Stock on the date of the option grant. No compensation expense related to stock options was recorded during fiscal 1999, 1998 or 1997.

     A summary of the Company's stock-based compensation activity related to Holdings stock options for the last three fiscal years is as follows:

                                    Jan. 31, 1999          Feb.  1, 1998           Feb. 2, 1997
                                  ------------------     ------------------     ------------------
                                            Weighted               Weighted               Weighted
                                             Average                Average                Average
                                            Exercise               Exercise               Exercise
                                  Number      Price      Number      Price      Number      Price
                                  -------   --------     -------   --------     -------   --------
Outstanding - beginning of year   322,433   $   4.19     302,816   $   4.39     296,546   $   5.05

Granted                           190,200       6.18      40,700       3.06      86,800       2.37

Expired/terminated                  2,100       2.94      21,083       4.93      80,530       4.66

Exercised                          55,156       3.45           -          -           -          -
                                  -------   --------     -------   --------     -------   --------
Outstanding - end of year         455,377   $   5.11     322,433   $   4.19     302,816   $   4.39
                                  =======   ========     =======   ========     =======   ========

     Options covering 154,337, 161,093 and 123,616 shares were exercisable at January 31, 1999, February 1, 1998 and February 2, 1997, respectively.

     The following table summarizes information about Holdings stock options outstanding as of January 31, 1999:

                 Options Outstanding                       Options Exercisable
------------------------------------------------------    ----------------------
                                 Weighted
                                  Average     Weighted                  Weighted
                                 Remaining     Average                   Average
  Range of          Number      Contractual   Exercise      Number      Exercise
Exercise Prices   Outstanding      Life         Price     Exercisable     Price
---------------   -----------   -----------   --------    -----------   --------
  $1.94 - $2.78        68,240     7.5 Years      $2.34         22,760      $2.32
   3.06                37,137     8.1 Years       3.06          6,977       3.06
   3.63 -  5.75       144,400     5.6 Years       5.02        101,800       4.91
   6.31 -  7.19       205,600     8.9 Years       6.47         22,800       7.19
---------------   -----------   -----------   --------    -----------   --------
  $1.94 - $7.19       455,377     7.8 Years      $5.11        154,337      $4.78
===============   ===========   ===========   ========    ===========   ========


     If compensation cost for these Plans had been determined based on the fair value at the grant dates of awards under the Plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                  Jan. 31,   Feb. 1,   Feb. 2,
                                                    1999      1998      1997
                                                  --------   -------   -------
Net income                 As reported            $  4,503   $ 6,633   $ 3,696
                           Pro forma              $  4,359   $ 6,589   $ 3,648

     The weighted average fair value of options granted during the year was $2.07, $1.43 and $0.70 per option for fiscal 1999, 1998 and 1997, respectively. The fair value of options granted under the Plans was estimated at the date of grant using a binomial option pricing model with the following assumptions:

                                             Jan. 31,     Feb. 1,     Feb. 2,
                                               1999        1998        1997
                                             ---------   ---------   ---------
Risk-free interest rate                           5.2%         6.5%        6.0%
Dividend yield                                      -            -           -
Expected volatility                               8.3%         8.4%        8.1%
Expected life (years)                        7.5 years    6.0 years   6.6 years

K.   COMMITMENTS AND CONTINGENCIES

     Pamida has employment agreements with three key executive officers which expire in 2000 and 2001. In addition to a base salary, the agreements provide for a bonus to be paid if certain Company performance goals are achieved. Also, in March 1997, the Board of Directors approved a long-term incentive compensation program in order to enhance retention of certain key members of management. Payout under such program is tied to continued employment and future Company common stock price appreciation.

     On January 31, 1999, the Company had standby letters of credit outstanding totaling $4,879 related to the Company's self-insured retention of workers' compensation and general liabilities as well as future rental payments on a distribution center. Additional letters of credit outstanding totaling $4,057 were committed for purchases of merchandise inventory.

L.   STORE CLOSING RESERVES

     During fiscal 1996, the Company recognized a $21,397 charge reflecting management's best estimate of total costs to close forty unprofitable or competitive market stores which did not fit the Company's niche market strategy. Remaining expected future charges are recorded in the store closing reserve. The amounts the Company will ultimately realize from the disposal of assets or pay on the resolution of liabilities may differ from the estimated amounts established in the 1996 store closing reserve.

     The 1996 store closing reserve balance, as of January 28, 1996, included amounts related to real estate, inventory, severance, professional fees and other costs of closing the forty stores. The liquidation of the closed stores' inventory was completed in the second quarter of fiscal 1997. As of January 31, 1999, all known ancillary costs of the store closings have been paid except those related to the remaining real estate. During fiscal 1997, 1998 and 1999 the Company negotiated settlements on twenty-seven closed store properties which had been leased, three of which have been subleased, and sold eight closed store properties which had been owned. As of January 31, 1999, the Company remains liable for lease obligations on five closed store properties. The Company anticipates that final disposition of the remaining obligations will be accomplished in fiscal 2000 and 2001.

     The 1996 store closing reserve activity and amounts included in the balance sheets are as follows:

                                            1996 Store Closing Reserves
                                    -------------------------------------------
                                    Amount included   Amount included
                                    in other accrued   in other long-
                                        expenses      term liabilities   Total
                                    ----------------  ----------------  -------
Balance at January 28, 1996         $          7,818  $          2,619  $10,437
Payments applied to reserve                    3,297               429    3,726
                                    ----------------  ----------------  -------
Balance at February 2, 1997                    4,521             2,190    6,711
Payments applied to reserve                    2,957               500    3,457
                                    ----------------  ----------------  -------
Balance at February 1, 1998                    1,564             1,690    3,254
Payments applied to reserve                      477               955    1,432
Reduction in the required reserve                  -               535      535
                                    ----------------  ----------------  -------
Balance at January 31, 1999         $          1,087  $            200  $ 1,287
                                    ================  ================  =======

M. SUPPLEMENTAL FINANCIAL INFORMATION - CAPITALIZATION OF PAMIDA HOLDINGS CORPORATION

     The capitalization of Pamida Holdings Corporation is as follows:

                                                           Jan. 31,    Feb. 1,
                                                             1999        1998
                                                           --------   --------

       Stockholders' equity:
         Common stock, $.01 par value; 25,000,000
           shares authorized; 6,025,595
           and 5,970,439 shares issued and outstanding..   $     60   $     60
         Nonvoting common stock, $.01 par value;
           4,000,000 shares authorized; 3,050,473 shares
           issued and outstanding.......................         30         30
         Additional paid-in capital.....................     30,776     30,586
         Accumulated deficit............................    (78,405)   (82,951)
                                                           --------   --------
             Total capitalization.......................   $(47,539)  $(52,275)
                                                           ========   ========

     Pamida Holdings Corporation has no operations other than ownership of the Company.

N.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended January 31, 1999 and February 1, 1998:

                        May 3,    August 2,  November 1,  January 31,
   Fiscal 1999           1998       1998        1998         1999        Year
   -----------         --------   --------   ----------   ----------   --------
   Sales............   $144,532   $170,169   $  157,585   $  200,108   $672,394

   Gross profit.....   $ 34,360   $ 43,308   $   37,306   $   52,594   $167,568

   Net (loss) income   $ (2,301)  $  1,483   $      492   $    4,829   $  4,503


                        May 4,    August 3,  November 2,  February 1,
   Fiscal 1998           1997       1997        1997         1998        Year
   -----------         --------   --------   ----------   ----------   --------
   Sales............   $144,564   $163,217   $  158,749   $  190,487   $657,017

   Gross profit.....   $ 33,268   $ 41,502   $   37,854   $   49,311   $161,935

   Net (loss) income   $ (4,246)  $  1,816   $    1,651   $    7,412   $  6,633


      Fourth quarter fiscal 1999 and 1998 net income was favorably impacted by a LIFO benefit of $365 and $110.

ITEM 9. CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING   AND
        FINANCIAL DISCLOSURE.

     None.

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

     Set forth below are the names, ages and positions with the Company of the directors and executive officers of the Company:

      Name                   Age                 Position
------------------           ---        -------------------------------------
Steven S. Fishman            48         Chairman of the Board, President,
                                        Chief Executive Officer,
                                        and Director

Frank A. Washburn            50         Executive Vice President , Chief
                                        Operating Officer, and Director

Stephen D. Robinson          44         Senior Vice President-General
                                        Merchandise Manager (Hardlines)

George R. Mihalko            44         Senior Vice President,  Chief
                                        Financial Officer, Treasurer,
                                        and Director

Donald Hendricksen           48         Senior Vice President-  Merchandising
                                        Administration and Field Operations

Paul L. Knutson              41         Senior Vice President -
                                        Human Resources

Kurt Streitz                 50         Senior Vice President -
                                        Chief Information Officer

Robert C. Hafner             43         Senior Vice President -
                                        Marketing and Business Development

Kathy M. Hurley              52         Senior Vice President - General
                                        Merchandise Manager (Softlines)


     Steven S. Fishman has served as President and Chief Executive Officer of the Company since April 1993 and as Chairman of the Board of the Company since August 1993. From 1988 to March 1993, Mr. Fishman was employed by Caldor, Inc. as Senior Vice President and General Merchandise Manager-Homelines. Mr. Fishman also is a director of Holdings.

     Frank A. Washburn has served as Chief Operating Officer of the Company since March 1997, and Executive Vice President-Corporate Operations of the Company since February 1995, having previously served as Senior Vice President-Human Resources, Real Estate and Store Development of the Company since 1993 and as Vice President-Human Resources of the Company from 1987 to 1993. Mr. Washburn joined the Company's predecessor in 1965. Mr. Washburn also is a director of Holdings.

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

     Donald Hendricksen has served as Senior Vice President-Merchandising Administration and Field Operations of the Company since November 1998. From January 1996 to November 1998, Mr. Hendricksen served successively as Senior Vice President - Store Operations and Senior Vice President - General Merchandise Manager of the Company. From 1986 to January 1996, Mr. Hendricksen served as a Vice President and Divisional Merchandise Manager of the Company. Mr. Hendricksen joined the Company's predecessor in 1969.

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

     Kurt Streitz has served as Senior Vice President - Chief Information Officer of the Company since March 1997. Mr. Streitz was Principal Organizational and Technology Transformation of Telluride Consulting Group from 1993 to 1995. He served as Vice President of Operational Development and Information Services at Arvida/JMB Partners from 1991 to 1993.

     Robert C. Hafner has served as Senior Vice President - Marketing and Business Development of the Company since November 24, 1997. From 1992 to 1995 Mr. Hafner was employed as a retail consultant by Integrated Marketing Solutions, and from 1995 to November 1997 he provided consulting services through his own company, Hafner & Associates, Inc.

     Kathy M. Hurley has served as Senior Vice President - General Merchandise Manager of the Company since November 1998. From 1996 until joining the Company in November 1998, Ms. Hurley was a Vice President and General Merchandise Manager of Montgomery Ward & Co., Inc. From 1992 to 1996 Ms. Hurley was Senior Vice President, Merchandising of Rose's Stores, Inc.

     All executive officers of the Company may be removed from their positions as such officers at any time by the board of directors of the Company. However, Messrs. Fishman, Washburn and Mihalko have employment agreements with the Company which provide for the continuation of their employment with the Company (see Item 11).

ITEM 11. EXECUTIVE COMPENSATION.

     ANNUAL EXECUTIVE COMPENSATION.

     The following table shows the annual compensation paid by the Company for services rendered during the fiscal years ended January 31, 1999, February 1, 1998, and February 2, 1997 to the Chief Executive Officer of the Company and to the next four most highly compensated executive officers of the Company:

                COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS
                           Summary Compensation Table

                                                            Long-Term
                                                          Compensation
                               Annual Compensation(1)         Awards
                               ----------------------     -------------
Name and                                                  Stock Options
Principal             Fiscal                               (Number of         All Other
      Position         Year     Salary       Bonus           Shares)        Compensation(2)
-------------------   ------   --------     --------      -------------     ---------------
Steven S. Fishman,     1999    $522,935     $241,957             45,000     $       41,053
Chairman of the        1998    $500,050     $234,242              6,200     $       40,099
Board, President,      1997    $506,973     $      -             25,800     $       34,427
and Chief Executive
Officer

Frank A. Washburn,     1999    $331,588     $152,555             20,000     $       24,691
Executive Vice         1998    $270,185     $128,833              3,000     $       21,037
President and Chief    1997    $223,127     $      -             13,000     $       16,013
Operating Officer

Stephen D.             1999    $282,742     $ 70,139             10,000     $       21,867
Robinson,              1998    $248,512     $100,000              1,500     $       19,586
Senior Vice            1997    $199,858     $ 20,000              6,500     $       15,268
President-General
Merchandise
Manager,
Hardlines

George R. Mihalko,     1999    $228,358      $ 56,603            15,000     $       22,538
Senior Vice            1998    $207,396      $ 55,873             1,500     $       18,665
President and          1997    $182,935      $ 15,000             6,500     $       11,515
Chief Financial
Officer

Donald                 1999    $223,127     $ 56,603             10,000     $        9,649
Hendricksen,           1998    $171,877     $ 53,213              9,000     $        9,069
Senior Vice            1997    $149,281     $ 25,000              6,500     $        8,122
President-
Merchandising
Administration
and Field
Operations
-------------------

(1) Perquisites and other benefits, securities, or property for any of the named persons did not exceed the lesser of $50,000 or 10% of the total amount of annual salary and bonus.

(2) All Other Compensation for fiscal 1999 consists of contributions by the Company to its 401(k) plan and 1995 Deferred Compensation Plan ($4,000 and $37,053 for Mr. Fishman, $4,000 and $20,691 for Mr. Washburn, $4,000 and $17,867 for Mr. Robinson, $4,000 and $15,043 for Mr. Mihalko, and $3,808 and $5,841 for Mr. Hendricksen) and $3,495 of imputed interest on an interest-free loan of $50,000 made to Mr. Mihalko during fiscal 1998. The Company's Deferred Compensation Plan provides for elective salary deferrals by participants (not less than 2% and not more than 10% of base salary); the Company matches a participant's deferral quarterly up to 5% of base salary and credits certain components of a participant's deferral account quarterly with an interest equivalent at the rate of 7% per annum.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                               Potential
                                                                          Realizable Value at
                                                                             Assumed Annual
                                                                          Rates of Stock Price
                                                                              Appreciation
                        Individual Grants(1)                               for Option Term(2)
---------------------------------------------------------------------     --------------------
                                   % of Total
                                    Options
                       Options     Granted to
                       Granted     Employees    Exercise
                      (Number of   in Fiscal     Price     Expiration
      Name            Shares)(3)      Year       ($/Sh)       Date           5%        10%
-------------------   ----------   ----------   --------   ----------     --------   --------
Steven S. Fishman       45,000          23.7%   $ 6.3125      8-25-05     $115,642   $260,495
Frank A. Washburn       20,000          10.5%   $ 6.3125      8-25-05     $ 51,396   $119,776
Stephen D. Robinson     10,000           5.3%   $ 6.3125      8-25-05     $ 25,698   $ 59,888
George R. Mihalko       15,000           7.9%   $ 6.3125      8-25-05     $ 38,547   $ 89,832
Donald Hendricksen      10,000           5.3%   $ 6.3125      8-25-05     $ 25,698   $ 59,888
-------------------

(1) The options granted during fiscal 1999 were granted under the Pamida Holdings Corporation 1998 Stock Incentive Plan (the "Plan") by the Stock Option Committee of the Board of Directors of Holdings. Such options relate to shares of the Common Stock of Holdings and were granted with an exercise price equal to the closing price of such Common Stock on the American Stock Exchange on the date of the grants.
(2) The calculations are made at the 5% and 10% rates prescribed by Securities and Exchange Commission regulation and are not intended to forecast possible future appreciation of the Common Stock of Holdings. The calculations assume the indicated annual rates of appreciation of the exercise price for seven years on a compounded basis for all of the shares covered by the option, minus the aggregate exercise price.
(3) These options become exercisable in four equal annual installments beginning on August 25, 1999, subject to the terms of the Plan and the applicable stock option agreement.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL-YEAR-END OPTION VALUES

                                                   Number of
                                                    Shares          Value of
                                                  Underlying       Unexercised
                                                  Unexercised      In-the-Money
                                                  Options at        Options at
                                                  1-31-99(1)        1-31-99(2)
                        Number of               ----------------  -------------
                     Shares Acquired   Value     Exercisable/     Exercisable/
      Name             on Exercise    Realized  Unexercisable(2)  Unexercisable
-------------------  ---------------  --------  ----------------  -------------
Steven S. Fishman             52,798  $147,619            78,484  $       4,723
                                                          80,440  $      22,838
Frank A. Washburn                  -         -            16,533  $       7,088
                                                          35,800  $      11,475
Stephen D. Robinson                -         -            13,633  $       3,545
                                                          20,700  $       5,738
George R. Mihalko                  -         -             8,900  $       3,545
                                                          24,100  $       5,738
Donald Hendricksen                 -         -             5,858  $       4,389
                                                          21,100  $       9,113


(1) All options relate to shares of the Common Stock of Holdings and were granted under the Pamida Holdings Corporation 1992 Stock Option Plan and 1998 Stock Incentive Plan.
(2) Based upon the $3.625 market value of the underlying Common Stock of Holdings on January 29, 1999, the last day of the fiscal year on which trading in the Common Stock of Holdings occurred, minus the option exercise price for the shares covered by the option.

     EMPLOYMENT AND OTHER AGREEMENTS.

     Mr. Fishman was employed by the Company as its President and Chief Executive Officer, effective April 19, 1993, pursuant to an employment agreement having a three-year term ending on April 18, 1996. On September 22, 1995, the Company and Holdings entered into a new employment agreement with Mr. Fishman which superseded the 1993 agreement except as otherwise described in this paragraph. The term of the 1995 agreement extends through April 18, 2001. Through April 18, 1996, Mr. Fishman was entitled to receive a base salary at an annual rate of $450,000 (the rate for such period provided for in the 1993 agreement); thereafter, Mr. Fishman is entitled to receive a base salary at an annual rate of not less than $500,000 for the remaining term of the 1995 agreement. Under the 1995 agreement, Mr. Fishman was entitled to and did receive incentive bonuses for fiscal 1998 and 1999 based upon the financial performance of Holdings and its subsidiaries on a consolidated basis and the comparable store sales performance of the Company's stores. The 1995 agreement requires the Board of Directors of Holdings and Mr. Fishman to agree periodically upon incentive bonus programs for Mr. Fishman for fiscal 2000 and 2001. Mr. Fishman's fiscal 2000 incentive bonus program provides for a potential incentive bonus based upon the financial performance of Holdings and its subsidiaries on a consolidated basis and the comparable store sales performance of the Company's stores. Mr. Fishman also is entitled to customary fringe benefits under the 1995 agreement. In the event of Mr. Fishman's death, his base salary would continue for 90 days, and his estate would be entitled to a pro rata portion of his incentive bonus (if any) for the fiscal year in which his death occurs. If Mr. Fishman's employment terminates for cause or by reason of his disability for a continuous period of six months, then he would be entitled to his base salary to the termination date, a pro rata portion of his incentive bonus (if any) for the fiscal year in which such termination occurs, and (only in the case of his disability) the continuation of certain fringe benefits until not later than his attainment of age 65. If Mr. Fishman's employment is terminated by Holdings or Pamida without cause prior to a Significant Corporate Event (as defined in the 1995 agreement), then he would be entitled to the continuation of his base salary through April 18, 2001 (less amounts which Mr. Fishman might receive from other employment), a pro rata portion of his incentive bonus (if any) for the fiscal year in which such termination occurs, the continuation of certain fringe benefits until the earlier of April 18, 2001, or his receipt of such benefits from another employer, and the equivalent of certain deferred compensation and 401(k) plan benefits which Mr. Fishman would lose as a result of his termination without cause. If the termination without cause occurs after a Significant Corporate Event, then Mr. Fishman also would be entitled to receive an incentive bonus for each of the next two 12-month periods (but not beyond April 18, 2001) in an amount equal to the average amount of the incentive bonuses (if any) which he received for the three fiscal years prior to the fiscal year during which such termination occurs. Significant Corporate Events are Holdings' ceasing to own all of the capital stock of the Company, the merger of the Company into a corporation of which Holdings' does not own a majority of the voting shares, the merger of Holdings into another corporation a majority of whose voting shares are owned by persons other than the previous majority owners of the Holdings, the acquisition by a person or group (other than 399 Venture Partners, Inc. or its affiliates) of 30% or more of the voting shares of Holdings, and a stockholder vote to dissolve the Company or dispose of all of its property and assets. The 1995 agreement, as amended, also provides that Mr. Fishman is entitled to at least 12 months advance notice if Holdings and the Company determine not to continue his employment after the agreement expires with at least the same base salary as in effect on April 18, 2001, and with a substantially similar incentive bonus program and fringe benefits; in the absence of such advance notice, Mr. Fishman would be entitled to certain compensation through the end of a 12-month period beginning when such notice actually is given. Mr. Fishman's current annual base salary is $525,000.

     Mr. Washburn has an employment agreement with Holdings and the Company, providing for his employment as Executive Vice President and Chief Operating Officer, which became effective on March 6, 1997, and has a term of three years. The agreement provides for a base salary at an annual rate of not less than $275,000 and in other material respects is substantially identical to Mr. Fishman's 1995 agreement described above. Mr. Washburn's current annual base salary is $350,000.

     Mr. Mihalko has an employment agreement with Holdings and the Company, providing for his employment as Senior Vice President and Chief Financial Officer, which became effective on March 6, 1997, and has a term of three years. The agreement provides for a base salary at an annual rate of not less than $210,000. In most other material respects, Mr. Mihalko's agreement is substantially similar to Mr. Fishman's 1995 agreement described above; however, Mr. Mihalko's agreement does not include provisions for certain bonus payments or certain continued salary payments and benefits in the event of the termination of Mr. Mihalko's employment for various reasons prior to the expiration of the three-year term or without at least 12 months' advance notice. Mr. Mihalko's current annual base salary is $230,000.

     The Company has an agreement with Mr. Robinson which provides that if Mr. Robinson's employment is terminated by the Company without cause (as defined in the agreement), then he will be entitled to receive severance pay in an amount equal to twice his then current annual base salary, payable over the 24-month period following the termination and with any remaining payments reduced by any wages earned by him during such 24-month period. Mr. Robinson's current annual base salary is $285,000.

     The Company has an agreement with Mr. Hendricksen which provides that if Mr. Hendricksen's employment is terminated by the Company without cause (as defined in the agreement), then he will be entitled to receive severance pay in an amount equal to his then current annual base salary, payable over the 12-month period following the termination and with any remaining payments reduced by any wages earned by him during such 12-month period. If Mr. Fishman is not the Chief Executive Officer of the Company at the time of such termination or ceases to be the Chief Executive Officer of the Company within three months after the time of such termination, then the severance pay of Mr. Hendricksen will be an amount equal to twice his then current annual base salary, payable over the 24-month period following the termination and with any remaining payments reduced by any wages earned by him during such 24-month period. Mr. Hendricksen's current annual base salary is $230,000.

     During April 1999, Pamida entered into Retention Bonus Agreements with Messrs. Fishman, Washburn, Mihalko, Robinson, and Hendricksen and certain other senior executives of Pamida which provide for potential payments to such persons following the occurrence of any one of several specified Retention Events. If a Retention Event occurs while the executive is employed by Pamida and the executive remains in the employ of Pamida (or a successor to the business of Pamida) for six months after the effective date of the Retention Event, then the executive is entitled to receive a specified retention bonus. The executive also is entitled to receive the retention bonus if a Retention Event occurs, the executive is employed by Pamida immediately prior to the time the Retention Event occurs, and either upon the occurrence of the Retention Event or within six months thereafter the executive's employment with Pamida (or a successor to Pamida's business) is terminated without cause. Retention Events are similar to the Significant Corporate Events described in the preceding discussion of Mr. Fishman's employment agreement. The retention bonuses which are potentially payable to Messrs. Fishman, Washburn, Mihalko, Robinson, and Hendricksen are $400,000, $200,000, $160,000, $125,000, and $125,000, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Holdings owns 100% of the outstanding capital stock of the Company. Its address is the same as that of the Company.

     The following table sets forth information as to each class of equity securities of Holdings beneficially owned as of January 31, 1999, by each director of the Company, by certain executive officers of the Company and by all directors and executive officers of the Company as a group:


                                                  Number of
                                               Shares of Common      Percent
                                              Stock Beneficially       of
      Beneficial Owner                             Owned(1)           Class
     ------------------                       ------------------     -------
     Steven S. Fishman                                187,922(2)       3.08%

     Frank A. Washburn                                 34,233(3)       *

     Stephen D. Robinson                               17,333(4)       *

     George R. Mihalko                                 21,075(5)       *

     Donald Hendricksen                               13,358(6)        *

     All directors and executive officers             307,665(7)       4.98%
       as a group (9 persons)
------------------

*    Less than 1% of the outstanding Common Stock of Holdings.

(1) Each person named in the table above has sole voting power and sole investment power with respect to the shares set forth after his or her name, except for the shares referred to in notes (2) and (4).

(2) Mr. Fishman disclaims beneficial ownership of 40,000 of these shares, which are held by his wife as custodian for their children. Mr. Fishman has the right to acquire beneficial ownership of 82,124 of these shares pursuant to options which are currently exercisable or become exercisable within 60 days after January 31, 1999.

(3) Mr. Washburn has the right to acquire beneficial ownership of 21,133 of these shares pursuant to options which are currently exercisable or become exercisable within 60 days after January 31, 1999.

(4) Mr. Robinson has the right to acquire beneficial ownership of these shares pursuant to options which are currently exercisable or become exercisable within 60 days after January 31, 1999.

(5) Mr. Mihalko has the right to acquire beneficial ownership of 9,800 of these shares pursuant to options which are currently exercisable or become exercisable within 60 days after January 31, 1999.

(6) Mr. Hendricksen has the right to acquire beneficial ownership of 8,258 of these shares pursuant to options which are currently exercisable or become exercisable within 60 days after January 31, 1999.

(7) 154,068 of these shares may be acquired pursuant to options which are currently exercisable or become exercisable within 60 days after January 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as a part of this report in Item 8:

     1.   FINANCIAL STATEMENTS.

     Pamida, Inc., and Subsidiaries

     -    Independent Auditors' Report

     - Consolidated Statements of Operations for the Years Ended January 31, 1999, February 1, 1998 and February 2, 1997

     -    Consolidated Balance Sheets at January 31, 1999 and February 1, 1998

     - Consolidated Statements of Stockholder's Equity for the Years Ended January 31, 1999, February 1, 1998 and February 2, 1997

     - Consolidated Statements of Cash Flows for the Years Ended January 31, 1999, February 1, 1998 and February 2, 1997

     - Notes to Consolidated Financial Statements for the Years Ended January 31, 1999, February 1, 1998 and February 2, 1997

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

(3) 10.2  - Pamida Holdings Corporation 1992 Stock Option Plan.

(5) 10.3  - Employment  Agreement   dated   September   22, 1995,   among Pamida
            Holdings  Corporation, Pamida,  Inc.,   and  Steven S. Fishman.

(6) 10.4  - Amendment No. 1  to  Employment    Agreement  among Pamida  Holdings
            Corporation,   Pamida,   Inc.,    and    Steven   S.  Fishman  dated
            August 29, 1996 (amends Exhibit 10.3).

(7) 10.5  - Amendment  No. 2  to  Employment  Agreement  among  Pamida  Holdings
            Corporation,  Pamida, Inc.,  and  Steven   S.  Fishman  dated March
            6, 1997 (amends Exhibit 10.3).

(8) 10.6  - Amendment    No.  3.   to   Employment    Agreement   among   Pamida
            Holdings Corporation, Pamida, Inc., and Steven S. Fishman dated May 22, 1997 (amends Exhibit 10.3).

(8) 10.7  - Amendment  No. 4 to  Employment  Agreement  among  Pamida   Holdings
            Corporation,  Pamida,  Inc.,  and  Steven  S.  Fishman   dated March
            5, 1998 (amends Exhibit 10.3).

(8) 10.8  - Severance  Pay,  Confidentiality,  and  Non-Solicitation   Agreement
            dated November 17,1997,  between Pamida, Inc., and Stephen Robinson.

(8) 10.9  - Severance   Pay,  Confidentiality,  and  Non-Solicitation  Agreement
            between Pamida, Inc., and Donald Hendricksen dated November 18,1997.

(7) 10.10 - Employment Agreement   dated  as  of  March  6,  1997,  among Pamida
            Holdings  Corporation,   Pamida,   Inc.,   and   Frank  A. Washburn.

(8) 10.11 - Amendment   No.   1   to   Employment   Agreement    among    Pamida
            Holdings  Corporation,   Pamida,   Inc.,   and   Frank  A.  Washburn
            dated March 5, 1998 (amends Exhibit 10.10).

(7) 10.12 - Employment Agreement dated  as  of  March  6,  1997,   among  Pamida
            Holdings  Corporation,  Pamida,   Inc.,   and  George  R. Mihalko.

(8) 10.13 - Amendment  No. 1  to  Employment  Agreement   among Pamida  Holdings
            Corporation, Pamida, Inc., and George R. Mihalko dated March 5, 1998 (amends Exhibit 10.12).

(7) 10.14 - Long-Term   Incentive  Award  Agreement  dated  as of March 6, 1997,
            between Pamida, Inc. and  Steven S. Fishman.

(7) 10.15 - Long-Term  Incentive   Award  Agreement  dated  as of March 6, 1997,
            between Pamida, Inc. and  Frank A. Washburn.

(7) 10.16 - Long-Term  Incentive  Award  Agreement  dated  as of  March 6, 1997, between Pamida, Inc. and  George R. Mihalko.

(7) 10.17 - Long-Term  Incentive  Award  Agreement dated  as  of  March 6, 1997, between Pamida, Inc. and Stephen Robinson.

(7) 10.18 - Long-Term Incentive Award  Agreement  dated  as  of  March  6, 1997, between  Pamida, Inc. and  Donald Hendricksen.

(4) 10.19 - Pamida, Inc. 1995 Deferred Compensation Plan.

(9) 10.20   - Amended and  Restated  Loan and  Security  Agreement  by and among
             Congress Financial Corporation (Southwest) and BankAmerica Business Credit, Inc., as Lenders, Congress Financial Corporation (Southwest), as Agent for Lenders, and Pamida, Inc. and Seaway Importing Company, as Borrowers, dated July 2, 1998.

(9) 10.21 - Reaffirmation  of   Guarantee  and   Security  Agreement   by Pamida
            Holdings Corporation dated July 2, 1998, and original Guarantee of Holdings Corporation dated March 30, 1993 (relates to Exhibit 10.17).

(10)10.22 - Pamida Holdings Corporation 1998 Stock Incentive Plan.

(11)10.23 - Amendment  No. 6  to  Employment  Agreement  among  Pamida  Holdings
            Corporation, Pamida, Inc., and Steven S. Fishman dated March 25, 1999 (amends Exhibit 10.3).

(11)10.24 - Amendment  No.  2  to  Employment  Agreement   among Pamida Holdings
            Corporation, Pamida,   Inc.,  and Frank A. Washburn  dated March 25,
            1999 (amends Exhibit 10.10).

(11)10.25 - Amendment  No. 3  to  Employment  Agreement  among  Pamida  Holdings
            Corporation, Pamida,   Inc.,  and George R. Mihalko  dated March 25,
            1999 (amends Exhibit 10.12).

(11)10.26 - Retention  Bonus  Agreement  between  Pamida,  Inc.,  and  Steven S.
            Fishman dated April 2, 1999.

(11)10.27 - Retention   Bonus  Agreement  between   Pamida,  Inc . and  Frank A.
            Washburn dated April 2, 1999.

(11)10.28 - Retention  Bonus  Agreement   between   Pamida,   Inc. and George R.
            Mihalko dated April 2, 1999.

    10.29 - Retention  Bonus   Agreement  between   Pamida,   Inc.  and  Stephen
            Robinson dated April 2, 1999.

    10.30 - Retention  Bonus  Agreement  between   Pamida,  Inc.  and  Donald G.
            Hendricksen dated April 2, 1999.

(2) 22.1  - Subsidiaries of Pamida, Inc.

    27.1  - Financial Data Schedule (EDGAR filing only).
-------------------------

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

(4) Previously filed as an exhibit to Form 10-K Annual Report of Pamida Holdings Corporation for the fiscal year ended January 29, 1995, and incorporated herein by this reference.

(5)  Previously  filed as an  exhibit  to Form 10-Q  Quarterly  Report of Pamida
     Holdings   Corporation   for  the  period  ended  October  29,  1995,   and
     incorporated herein by this reference.

(6)  Previously  filed as an  exhibit  to Form 10-Q  Quarterly  Report of Pamida
     Holdings   Corporation   for  the  period  ended  October  27,  1996,   and
     incorporated herein by this reference.

(7) Previously filed as an exhibit to Form 10-K Annual Report of Pamida, Inc. for the fiscal year ended February 2, 1997, and incorporated herein by this reference.

(8) Previously filed as an exhibit to Form 10-K Annual Report of Pamida Holdings Corporation for the fiscal year ended February 1, 1998, and incorporated herein by this reference.

(9) Previously filed as an exhibit to Form 10-Q Quarterly Report of Pamida Holdings Corporation for the period ended August 2, 1998, and incorporated herein by this reference.

(10) Previously  filed as an  exhibit  to Form 10-Q  Quarterly  Report of Pamida
     Holdings   Corporation   for  the  period  ended   November  1,  1998,  and
     incorporated herein by this reference.

(11) Previously filed as an exhibit to Form 10-K Annual Report of Pamida Holdings Corporation for the fiscal year ended January 31, 1999, and incorporated herein by this reference.

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

Date:  April 20, 1999              PAMIDA, INC.

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



/s/ Steven S. Fishman              Chairman of the Board,         April 20, 1999
Steven S. Fishman                  President, Chief Executive
                                   Officer and Director



/s/ George R. Mihalko              Senior Vice President,         April 20, 1999
George R. Mihalko                  Chief Financial Officer,
                                   Treasurer and Director


/s/ Todd D. Weyhrich               Vice President, Controller     April 20, 1999
Todd D. Weyhrich                   and Principal Accounting
                                   Officer



/s/ Frank A. Washburn              Director                       April 20, 1999
Frank A. Washburn


                                  PAMIDA , INC.
                          FORM 10-K -- JANUARY 31, 1999
                                  EXHIBIT INDEX


   Exhibit #      Description
--------------==================================================================
(1)   3.1      Restated Certificate of Incorporation of Pamida, Inc.
--------------==================================================================
(1)   3.2      Second Revised By-Laws of Pamida, Inc.
--------------==================================================================
(2)   4.1     Indenture  dated as of March 15,  1993,  among  Pamida,
              Inc.  as  Issuer,   Pamida   Holdings   Corporation  as
              Guarantor,  and State Street Bank and Trust  Company as
              Trustee relating to 11 3/4% Senior  Subordinated  Notes
              due 2003 of Pamida, Inc.
--------------==================================================================
(2)   4.2      Specimen form of 11 3/4% Senior  Subordinated  Note due
               2003 of Pamida, Inc.
--------------==================================================================
(2)  10.1      Tax-Sharing  Agreement  dated as of  February  2, 1992,
               among  Pamida  Holdings   Corporation,   Pamida,  Inc.,
               Seaway  Importing  Company,  and Pamida  Transportation
               Company.
--------------==================================================================
(3)  10.2      Pamida Holdings Corporation 1992 Stock Option Plan.
--------------==================================================================
(5)  10.3      Employment  Agreement dated  September 22, 1995,  among
               Pamida Holdings  Corporation,  Pamida, Inc., and Steven
               S. Fishman.
--------------==================================================================
(6)  10.4      Amendment  No. 1 to Employment  Agreement  among Pamida
               Holdings  Corporation,  Pamida,  Inc.,  and  Steven  S.
               Fishman dated August 29, 1996 (amends Exhibit 10.10).
--------------==================================================================
(7)  10.5      Amendment  No. 2 to Employment  Agreement  among Pamida
               Holdings  Corporation,  Pamida,  Inc.,  and  Steven  S.
               Fishman dated March 6, 1997 (amends Exhibit 10.3).
--------------==================================================================
(8)  10.6      Amendment  No. 3 to Employment  Agreement  among Pamida
               Holdings  Corporation,  Pamida,  Inc.,  and  Steven  S.
               Fishman dated Mary 22, 1997 (amends Exhibit 10.3).
--------------==================================================================
(8)  10.7      Amendment  No. 4 to Employment  Agreement  among Pamida
               Holdings  Corporation,  Pamida,  Inc.,  and  Steven  S.
               Fishman dated March 5, 1998 (amends Exhibit 10.3).
--------------==================================================================
(8)  10.8      Severence Pay,  Confidentiality,  and  Non-Solicitation
               Agreement  dated  November  17, 1997,  between  Pamida,
               Inc., and Stephen Robinson
--------------==================================================================
(8)  10.9      Severence Pay,  Confidentiality,  and  Non-Solicitation
               Agreement between Pamida,  Inc., and Donald Hendricksen
               dated November 18, 1997.
--------------==================================================================
(7)  10.10     Employment  Agreement dated as of March 6, 1997,  among
               Pamida Holdings  Corporation,  Pamida,  Inc., and Frank
               A. Washburn.
--------------==================================================================
(8)  10.11     Amendment  No. 1 to Employment  Agreement  among Pamida
               Holdings  Corporation,   Pamida,  Inc.,  and  Frank  A.
               Washburn dated March 5, 1998 (amends Exhibit 10.17).
--------------==================================================================
(7)  10.12     Employment  Agreement dated as of March 6, 1997,  among
               Pamida Holdings  Corporation,  Pamida, Inc., and George
               R. Mihalko.
--------------==================================================================
(8)  10.13     Amendment  No. 1 to Employment  Agreement  among Pamida
               Holdings  Corporation,  Pamida,  Inc.,  and  George  R.
               Mihalko dated March 5, 1998 (amends Exhibit 10.19).
--------------==================================================================
(7)  10.14     Long-Term  Incentive  Award Agreement dated as of March
               6, 1997, between Pamida, Inc. and Steven S. Fishman
--------------==================================================================
(7)  10.15     Long-Term  Incentive  Award Agreement dated as of March
               6, 1997, between Pamida, Inc. and Frank A. Washburn.
--------------==================================================================
(7)  10.16     Long-Term  Incentive  Award Agreement dated as of March
               6, 1997, between Pamida, Inc. and George R. Mihalko.
--------------==================================================================
 (7) 10.17     Long-Term  Incentive  Award Agreement dated as of March
               6, 1997, between Pamida, Inc. and Stephen Robinson.
--------------==================================================================
(7)  10.18     Long-Term  Incentive  Award Agreement dated as of March
               6, 1997, between Pamida, Inc. and Donald Hendricksen.
--------------==================================================================
(4)  10.19     Pamida, Inc. 1995 Deferred Compensation Plan.
--------------==================================================================
(9)  10.20     Amended and  Restated  Loan and  Security  Agreement by
               and among Congress  Financial  Corporation  (Southwest)
               and  BankAmerica  Business  Credit,  Inc.,  as Lenders,
               Congress Financial  Corporation  (Southwest),  as Agent
               for  Lenders,  and Pamida,  Inc.  and Seaway  Importing
               Company, as Borrowers, dated July 2, 1998.
--------------==================================================================
(9)  10.21     Reaffirmation  of Guarantee  and Security  Agreement by
               Pamida  Holdings  Corporation  dated July 2, 1998,  and
               original Guarantee of Holdings  Corporation dated March
               30, 1993 (relates to Exhibit 10.17).
--------------==================================================================
(10) 10.22     Pamida Holdings Corporation 1998 Stock Incentive Plan.
--------------==================================================================
(11) 10.23     Amendment  No. 6 to Employment  Agreement  among Pamida
               Holdings  Corporation,   Pamida  Inc.,  and  Steven  S.
               Fishman dated March 25, 1999 (amends Exhibit 10.4).
--------------==================================================================
(11) 10.24     Amendment  No. 2 to Employment  Agreement  among Pamida
               Holdings  Corporation,   Pamida,  Inc.,  and  Frank  A.
               Washburn dated March 25, 1999 (amends Exhibit 10.10).
--------------==================================================================
(11) 10.25     Amendment  No. 3 to Employment  Agreement  among Pamida
               Holdings  Corporation,  Pamida,  Inc.,  and  George  R.
               Mihalko dated March  , 1999 (amends Exhibit 10.12).
--------------==================================================================
(11) 10.26     Retention  Bonus Agreement  between  Pamida,  Inc., and
               Steven S. Fishman dated April 2, 1999.
--------------==================================================================
(11) 10.27     Retention  Bonus  Agreement  between  Pamida,  Inc. and
               Frank A. Washburn dated April 2, 1999.
--------------==================================================================
(11) 10.28     Retention  Bonus  Agreement  between  Pamida,  Inc. and
               George R. Mihalko dated April 2, 1999.
--------------==================================================================
     10.29     Retention  Bonus  Agreement  between  Pamida,  Inc. and
               Stephen Robinson dated April 2, 1999.
--------------==================================================================
     10.30     Retention  Bonus  Agreement  between  Pamida,  Inc. and
               Donald G. Hendricksen dated April 2, 1999.
--------------==================================================================
(2)  22.1      Subsidiaries of Pamida, Inc.
--------------==================================================================
     27.1      Financial Data Schedule (EDGAR filing only).
--------------==================================================================
______________________


(1) Previously filed as an exhibit to Registration Statement of Pamida, Inc. on Form S-1 (Registration No. 33- 10980) and incorporated herein by this reference.

(2) Previously filed as an exhibit to Registration Statement of Pamida, Inc. and Pamida Holdings Corporation on Form S-1 (Registration No. 33-57990) and incorporated herein by this reference.

(3) Previously filed as an exhibit to Form 10-Q Quarterly Report of Pamida Holdings Corporation (File No. 1- 10619) for the period ended August 1, 1993, and incorporated herein by this reference.

(4) Previously filed as an exhibit to Form 10-K Annual Report of Pamida Holdings Corporation for the fiscal year ended January 29, 1995, and incorporated herein by this reference.

(5)  Previously  filed as an  exhibit  to Form 10-Q  Quarterly  Report of Pamida
     Holdings   Corporation   for  the  period  ended  October  29,  1995,   and
     incorporated herein by this reference.

(6)  Previously  filed as an  exhibit  to Form 10-Q  Quarterly  Report of Pamida
     Holdings   Corporation   for  the  period  ended  October  27,  1996,   and
     incorporated herein by this reference.

(7) Previously filed as an exhibit to Form 10-K Annual Report of Pamida, Inc. for the fiscal year ended February 2, 1997, and incorporated herein by this reference.

(8) Previously filed as an exhibit to Form 10-K Annual Report of Pamida Holdings Corporation for the fiscal year ended February 1, 1998, and incorporated herein by this reference.

(9) Previously filed as an exhibit to Form 10-Q Quarterly Report of Pamida Holdings Corporation for the period ended August 2, 1998, and incorporated herein by this reference.

(10) Previously  filed as an  exhibit  to Form 10-Q  Quarterly  Report of Pamida
     Holdings   Corporation   for  the  period  ended   November  1,  1998,  and
     incorporated herin by this reference.

(11) Previously filed as an exhibit to Form 10-K Annual Report of Pamida Holdings Corporation for the fiscal year ended January 31, 1999, and incorporated herein by this reference.

                                       ***

     (b) No report on Form 8-K were filed by the registrant during the last quarter of the period covered by this report.